Form 10-Q
period 2001-03-31
CR RESORTS CAPITAL S DE R L DE C V; RAINTREE RESORTS INTERNATIONAL INC
filed 2001-05-15
CIK 1058736, 1058737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MArch 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________.

                              --------------------

                        Commission File Number: 000-24331

                      Raintree Resorts International, Inc.
                     CR Resorts Capital S. de R.L. de C.V. *
             (Exact name of Registrant as Specified in its Charter)

                              --------------------

                Nevada                                       76-0549149
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation  or organization)                     Identification No.)


                         10000 Memorial Drive, Suite 480
                              Houston, Texas 77024
          (Address of principal executive offices, including zip code)

                                 (713) 613-2800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of March 31, 2001, the Registrant had 12,039,807 shares of Common Stock outstanding and Warrants to purchase 2,596,455 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 2000 and March 31, 2001 (Unaudited) ..............................................   3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three Months ended March 31, 2000 and 2001 (Unaudited) ................................   4
         Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2000 and 2001 (Unaudited).................................   5
         Notes to Consolidated Financial Statements (Unaudited) .............................................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................  12

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  16

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................................................  17
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  17
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................  17
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  17
     ITEM 5. OTHER INFORMATION ..............................................................................  17
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................  17

SIGNATURES.................................................................................................... 18



                                               PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                              (Unaudited)
                                                                                 December 31,   March 31,
                                                                                     2000         2001
                                                                                -------------  -----------
Assets
    Cash and cash equivalents ..................................................   $   3,373    $   6,262
    Vacation Interval receivables and other trade receivables, net .............      76,140       81,353
    Inventories ................................................................         917          894
    Refundable Mexican taxes ...................................................       2,461        1,151
    Facilities, office furniture and equipment, net ............................       5,168        4,881
    Land held for vacation ownership development ...............................      11,503       11,704
      Property held for sale ...................................................       1,301          664
    Equity investments .........................................................       2,062        2,558
    Cost of unsold vacation ownership intervals and related club memberships ...      13,303        9,495
    Retained interest in hotel cash flows ......................................       4,000        4,000
    Deferred loan costs, net ...................................................       6,427        6,372
    Exclusivity agreement and other intangibles ................................       2,872        3,145
    Prepaid and other assets ...................................................       4,225        4,851
                                                                                   ---------    ---------
Total assets ...................................................................   $ 133,752    $ 137,330
                                                                                   =========    =========


Liabilities and Shareholders' Investment

Liabilities
    Accounts payable and accrued liabilities ...................................   $  24,854    $  26,589
    Notes payable ..............................................................      46,192       40,190
    Senior Notes, due 2004, net of unamortized original issue discount of $4,952
       and $4,637 at December 31, 2000 and March 31, 2001, respectively ........      89,548       89,863
    Taxes payable ..............................................................         940        5,128
    Unearned services fees .....................................................       2,779        7,483
                                                                                   ---------    ---------
Total liabilities ..............................................................     164,313      169,253

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; Par value $.001; 5,000,000 shares authorized,
       56,953 shares issued and outstanding at March 31, 2001; aggregate
       liquidation preference of $5,823 at March 31, 2001 ......................       5,630        5,763

Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 and 12,039,807 shares issued and outstanding at December 31, 2000
       and March 31, 2001, respectively ........................................          11           12
    Additional paid-in capital .................................................       1,505        1,391
    Warrants to purchase, 4,369,962 and 2,596,455 shares of common stock
       at December 31, 2000 and March 31, 2001 .................................       9,341        9,335
    Accumulated deficit ........................................................     (47,025)     (48,248)
    Cumulative translation adjustment ..........................................         (23)        (176)
                                                                                   ---------    ---------
Total shareholders' deficit ....................................................     (36,191)     (37,686)
                                                                                   ---------    ---------
Total liabilities and shareholders' deficit ....................................   $ 133,752    $ 137,330
                                                                                   =========    =========


              The accompanying notes are an integral part of these
                             financial statements.




              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended
                                                                   March 31,
                                                       --------------------------------
                                                           2000                2001
                                                       ------------        ------------
 Statement of Operations
 Revenues
   Vacation Interval sales ........................      $ 18,010             $ 20,767
   Rental and service fee income ..................         2,479                3,590
   Interest income on Vacation Interval receivables         2,263                1,956
   Other income ...................................           680                  916
                                                         --------             --------
     Total revenues ...............................        23,432               27,229
Costs and Operating Expenses
   Cost of Vacation Interval sales ................         4,218                4,979
   Provision for doubtful accounts ................         1,420                1,490
   Advertising, sales and marketing ...............         7,604                9,614
   Maintenance and energy .........................         2,824                4,136
   General and administrative .....................         2,681                2,672
   Depreciation ...................................           343                  388
                                                         --------             --------
     Total costs and operating expenses ...........        19,090               23,279
                                                         --------             --------
Operating income ..................................         4,342                3,950
   Interest expense, net ..........................         5,357                5,132
   Equity in (gains)/losses on equity investments .            76                 (495)
   Foreign currency exchange(gains)/ losses, net ..          (778)                 239
                                                         --------             --------
Net loss before taxes .............................          (313)                (926)
   Foreign income and asset taxes .................            40                  297
                                                         --------             --------
Net loss before preferred dividends ...............          (353)              (1,223)
   Preferred stock dividends ......................           120                  132
                                                         --------             --------
Net loss available to common shareholders .........      $   (473)            $ (1,355)
                                                         ========             ========



Net loss per share
    (Basic and Diluted) ...........................      $  (0.04)            $  (0.09)

Weighted average number of common shares
    (Basic and Diluted) ...........................        12,636               14,636

Comprehensive Loss
Net loss before preferred stock dividends .........      $   (353)            $ (1,223)
Other comprehensive income:
   Foreign currency translation adjustment ........           (17)                (153)
                                                         --------             --------
Comprehensive loss ................................      $   (370)            $ (1,376)
                                                         ========             ========



              The accompanying notes are an integral part of these
                             financial statements.



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            (Unaudited)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   ------------------------------
                                                                                       2000              2001
                                                                                   ------------      ------------
Operating activities
Net loss ......................................................................      $   (353)        $ (1,223)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..........................................           677              704
       Amortization of deferred loan costs ....................................           378              409
       Gain on sale of property ...............................................            --             (295)
       Provision for doubtful accounts ........................................         1,420            1,490
       Equity in losses on equity investments .................................            76             (495)
      Changes in other operating assets and liabilities:
       Vacation Interval receivables and other trade receivables ..............       (10,429)          (6,581)
       Cost of unsold vacation ownership intervals and related club memberships           890            3,595
       Prepaid and other assets ...............................................          (277)            (634)
       Accounts payable and accrued liabilities ...............................         5,469            1,950
       Taxes payable/refundable ...............................................         1,112            5,463
       Unearned services fees .................................................         4,174            4,704
                                                                                     --------         --------
Net cash provided by operating activities .....................................         3,137            9,087


Investing activities
   Purchase of land and other assets held for vacation ownership development ..          (246)            (201)
   Additions to facilities, office furniture and equipment ....................          (105)            (399)
   Proceeds from sale of property ............................................             --              573
                                                                                     --------         --------
Net cash used in investing activities .........................................          (351)             (27)

Financing activities
   Additional bank and other loans, net of related expenses ...................         2,648            9,420
   Repayment of bank loans and senior notes ...................................        (4,229)         (15,473)
   Capital contributions ......................................................            --               13
   Dividend payments on and redemption of preferred stock .....................          (808)              --
                                                                                     --------         --------
Net cash used in financing activities .........................................        (2,389)          (6,040)

Increase in cash and cash equivalents .........................................           397            3,020
Effect of exchange rate changes on cash .......................................           (10)            (131)
Cash and cash equivalents, at beginning of the period .........................         8,311            3,373
                                                                                     --------         --------
Cash and cash equivalents, at end of the period ...............................      $  8,698         $  6,262
                                                                                     ========         ========



Supplemental disclosures of cash flow information
   Cash paid during the period for interest ...................................      $  1,008         $  1,291
   Cash received during the period for income and asset taxes .................          (955)            (167)

Non-cash financing activities
   Stock dividends accrued and accretion on preferred stock ...................           120              132

            The accompanying notes are an integral part of these
                           financial statements

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2001


NOTE 1.  GENERAL INFORMATION

General

     The financial statements include the accounts of Raintree Resorts International, Inc., a Nevada corporation, (the "Ultimate Parent") and all of its wholly owned subsidiaries (collectively, the "Company"). The Company develops, markets, and operates vacation ownership resorts in North America with resorts in Mexico, Canada and the United States. The Company's headquarters are located in Houston, Texas with administrative offices in Mexico City, Mexico and Whistler, British Columbia, Canada.

Liquidity

     In connection with the Company's purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At March 31, 2001, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce or restructure its Senior Notes with a reduction in the principal amount outstanding, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to attract new equity or equity equivalent capital. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through the first quarter of 2002. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities to make the payments on previously incurred debt obligations. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

     The  Company  plans  payment of the June  Senior  Notes  interest  based on available cash and existing credit capacity under current credit lines. The payment of the December Senior Notes interest will require modification to the terms of current credit agreements although the Company is currently working on a restructure on a portion of the Senior Notes that would reduce the amount required for the December interest payment. The modifications to its credit agreements may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors, or the portion of collateral which can be based on Mexican currency and/or expanding the borrowing limit. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in commitments that will satisfy the Company's 2001 working capital needs.

     In order to meet obligations in the long-term, the Company will need to achieve profitable operations, reduce its high leverage position and expand and extend its current credit facilities. Should the Company not achieve one or more of these requirements the Company's ability to continue to operate would be jeopardized.

The Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur.

Basis of Presentation

     The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K Annual Report for the year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission.

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three-month period ended March 31, 2000 and 2001.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The Mexican pesos are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the functional currency, and exchange gains and losses are reported in income and expense. The net gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during such periods.


The following presents the foreign currency exchange gains and loss for the year 1999, 2000 and 2001 by quarter (in thousands):


Quarterly Gain/(Loss)            1999          2000          2001
---------------------            ----          ----          ----

First Quarter                    $529      $    778         $(239)
Second Quarter                   (727)       (1,774)
Third Quarter                     443           755
Fourth Quarter                    556          (884)
                               ------      --------
                               $  801      $ (1,125)
                               ======      ========



The following table presents the quarter end exchange rates from December 1999 for the Mexican Peso:

                                           Pesos = 1.00 US Dollar
                                         1999        2000        2001
                                        -----       -----       -----
     March 31 ........................  9.516       9.233       9.520
     June 30 .........................  9.488       9.954
     September 30 ....................  9.358       9.429
     December 31 .....................  9.522       9.600


     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $2.8 million in restricted funds at March 31, 2001.

Land Held for Vacation Ownership Development

     The Company owns a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on this parcel of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.2 million was capitalized during each of the three months ended March 31, 2000 and 2001.

     The Company capitalizes interest on expenditures incurred for land and development when activities have commenced necessary to get the asset ready for its intended use. The capitalization period ends when the asset is placed in service or progress to complete the project is substantially suspended.

Impairment of Long-Lived Assets and Identifiable Intangibles

     The Company periodically evaluates its long-lived assets and identifiable intangibles for impairment. If upon evaluation the Company's management believes that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to that asset's carrying amount and (b) write down that carrying amount to market value or discounted cash flows value to the extent necessary.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. On December 5, 1997, in conjunction with the issue of Senior Notes and on December 15, 2000, in conjunction with obtaining shareholder loans, the Company issued warrants to purchase 1,869,962 and 2,000,000 shares of common stock at a conversion price of $0.01 per share, respectively. Since the common shares issuable under these warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic earnings per share as of the date they were issued. At March 31, 2001, 2,596,455 warrants originally issued are outstanding.

     At March 31, 2001, the Company had outstanding 723,000 stock options with a weighted-average exercise price of $3.18 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with a $5.8 million of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock are not included in diluted EPS as the exercise prices exceed the estimated fair value of common stock. The Senior Notes warrants were included in both the computation of basic and diluted EPS.


NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                December 31,         March 31,
                                                  2000                 2001
                                                ------------        ----------

     Vacation Interval receivables ...........    $ 78,709            $ 82,508
     Other trade receivables .................       6,985               8,148
     Less - allowances for doubtful accounts .      (9,554)             (9,303)
                                                  --------            --------
       Total ................................     $ 76,140            $ 81,353
                                                  ========            ========

     Allowances for uncollectible accounts increased by $1.5 million for additional estimated reserves, and decreased by $1.8 million for receivable write-offs, net of recoveries during the first three months of 2001.

     The Company estimates that at December 31, 2000 and at March 31, 2001, approximately 46% and 47%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 37% of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 11% of Vacation Interval receivables were denominated in Mexican pesos, and 6% and 5%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.

NOTE 4.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                                              December 31,             March 31,
                                                                                  2000                    2001
                                                                            ---------------         --------------
     Credit Agreement Notes and Loans ....................................         $ 36,588               $ 31,796
     Mortgages Payable ...................................................            4,112                  4,020
     Cabos West Notes Payable  ...........................................            2,350                  2,350
     Notes Payable to Financial Institution and Other Debt ...............            2,142                  2,024
     Notes Payable to Shareholders .......................................            1,000                     --
                                                                                   --------               --------
                                                                                   $ 46,192               $ 40,190
                                                                                   ========               ========

Notes Payable to Financial Institutions - In April 2000, the Company entered into a note payable to North Shore Credit Union, in connection with the Westin units purchased, due on or before October 2001, with an interest rate of prime plus 2.5%, which totaled 10.0% and 9.25%, and an outstanding loan balance of $2.0 at December 31, 2000 and March 31, 2001, respectively.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 13% and are due on demand.

Credit Agreement Notes - The November 1998 amended credit agreement with FINOVA Capital Corporation (FINOVA) includes a receivables based credit facility of $20.0 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit under the credit agreement is $34.0 million. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States, Canadian and Mexican residents (Mexican obligors limited to 15% of total receivables pledged). These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 11.25% and 10.25% per annum at December 31, 2000 and March 31, 2001 respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which was 11.75% per annum at December 31, 2000. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and as of December 31, 2000 and March 31, 2001, the outstanding balance of the receivables line of credit was $14.6 million and $14.8 million, respectively. The inventory based credit facility was $4.4 million as of December 31, 2000 and was paid in full in March 2001. As of March 31, 2001, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales and the net worth covenant, but obtained timely waivers for such non-compliance.

     In November 1999, the Company entered into a notes receivable loan facility with Textron Financial Corporation (Textron), and has a borrowing limit of $18.0 million, as amended. Certain of the Company's notes receivable collateralize the loan, and the loan has two borrowing components. The first borrowing component has a $13.0 million borrowing limit and is collateralized by up to 46% of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. The amount of UDI denominated notes receivable is further limited to $3.0 million. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican Peso and UDI denominated notes receivable, respectively. The second borrowing component has a $5.0 million borrowing limit and is collateralized by up to 15% of notes receivables denominated in Mexican pesos and the remainder in U.S.
dollars. Textron will lend up to 80% on these pledged notes. These notes are assigned to the lender and as payments are received they are applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development.

     Additionally, the entire outstanding loan balance is to be paid in full on or before December 31, 2005. The outstanding loans bear interest at a fluctuating base rate based on the Chase Manhattan Bank prime rate plus 200 and 275 basis points for the $13.0 million and $5.0 million components, respectively, that is adjusted on the first day of each month with the interest due monthly. As of December 31, 2000 and March 31, 2001, the outstanding balance under the $13.0 million portion of the loan facility was $12.7 million and $12.8 million, with an interest rate on the outstanding balance of 11.5% and 10.5%, respectively. Draws on the $5.0 million portion of the loan facility began in 2001, with an outstanding loan balance of $1.8 million as of March 31, 2001 and an interest rate of 11.25%.

     The November 1999 $7.0 million loan agreement with Bancomer is collateralized by the Company's UDI denominated notes receivable. The collateral maintained by the Company equals 2.5 times the outstanding borrowings under the loan. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2002. Furthermore, the agreement requires the Company to pay back the principal in UDI's in 30 equal monthly installments plus accrued interest in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum. As of December 31, 2000 and March 31, 2001, the outstanding balance was $4.8 million and $2.3 million, respectively.

Mortgages Payable -- Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at 8.25% to 15.25% during 2000 and at March 31, 2001, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both periods. The average interest rates paid were 11.4% and 11.7% during 2000 and 2001, respectively.


NOTE 5.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has only one line of business which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations also include the operations of a joint venture accounted for using the equity method of accounting. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the sale of the vacation ownership interest.

     The following table presents segment information (in thousands):

                                                                                                  Corporate
                                                  Mexico           Canada            U.S.         and Other        Total
                                               -------------    --------------    -----------    -----------    ------------
As of and for the three months ended
  March 31, 2001:
Revenues from external customers ............   $  24,884        $   2,302         $     37       $      6        $  27,229
Depreciation.................................         331               42               --             15              388
Operating income (loss) .....................       4,915             (392)              37           (610)           3,950
Income tax expense (credit)..................         573             (276)              --             --              297
Total assets ................................     113,248           13,153              165         10,764          137,330
Capital expenditures ........................         574               26               --             --              600



                                                                                    Corporate
                                                  Mexico           Canada           and Other       Total
                                               -------------    --------------    -----------    -----------
As of and for the three months ended
  March 31, 2000:
Revenues from external customers ............  $   20,687        $   2,678         $     67       $ 23,432
Depreciation.................................         289               38               16            343
Operating income (loss) .....................       4,725              143             (526)         4,342
Income tax expense...........................          20               20               --             40
Total assets ................................     133,246           12,542            6,957        152,745
Capital expenditures ........................         286               32               33            351


Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in Corporate and Other, after the operating loss, and had an equity loss of $0.1 million and an equity gain of $0.5 million for the three months ended March 31, 2000 and 2001, respectively.


NOTE 6.  REDEEMABLE PREFERRED STOCK

Pay-in-Kind Preferred Stock

     The Pay-in-Kind Preferred requires that annual dividends be paid either in cash equaling 9% of the Pay-in-Kind Preferred's $100 per share Liquidation Preference, or in an equivalent number of shares of Pay-in-Kind Preferred valued at the Liquidation Preference. Furthermore, the Company has the right, at its option to redeem at any time the Pay-in-Kind Preferred, in whole or in part, but not later than December 1, 2004, at which time redemption is mandatory upon payment in cash of the Liquidating Preference and all accrued and unpaid dividends or shares of capital stock valued at the Liquidating Preference. As of March 31, 2001, the cumulative unpaid dividends on the Pay-in-Kind Preferred were $0.1 million.


NOTE 7.  CONTINGENCIES AND COMMITMENTS

General

     The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings, which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.


NOTE 8.  DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), is a joint venture between the Company and the owner and developer of the Teton Village area near Jackson Hole, Wyoming. The Teton Club has a financing commitment from FINOVA consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20.0 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement, the Company is directly obligated for 25% of the construction loan, the pre-sale working capital loan and the receivables loan to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of March 31, 2001, the Teton Club had balances of $1.8 million and $20.5 million on the working capital and construction financing, respectively.


NOTE 9. INVENTORY ACQUISITION

     In April 2001, the Company entered into a letter of intent with Diamond Resorts International, a developer, marketer and manager of vacation ownership resorts, to acquire vacation ownership intervals. It is anticipated the inventory to be purchased will be financed from the proceeds from sales of the inventory or from the proceeds from hypothecation of loans made to purchasers. The intervals will be acquired and sold by the Company as required to meet current sales demands. The inventory acquisition will include approximately 1,100 one-bedroom intervals from Diamond's Kona Reef Resort on the Big Island of Hawaii and approximately 700 intervals from Diamond's Polo Resort, located on the Las Vegas "strip".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the financial statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Form 10-K Annual Report for the year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.


COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 2001.

Segment Results

            General. The Company has only one line of business which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshares under a club concept. Revenues are attributed to countries based on the location of the sale of the vacation ownership interest.

The following presents segment data in thousands:

                                                For the Three Months ended March 31,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                                                          Income                        Capital
                          Revenues          %             (Loss)            %        Expenditures         %
                        -------------    ---------     -------------    ----------   --------------    ---------

2001 -
 Mexico                   $ 24,884          91.4%        $  4,915         124.4%        $   574           95.8%
 Canada                      2,302           8.5%            (392)         (9.9)%            26            4.2%
 United States                  37           0.1%              37           0.9%             --            0.0%
 Corporate and other             6           0.0%            (610)        (15.4)%            --            0.0%
                          --------         -----         --------         -----         -------          -----
    Total                 $ 27,229         100.0%        $  3,950         100.0%        $   600          100.0%
                          ========         =====         ========         =====         =======          =====

2000 -
 Mexico                   $ 20,687          88.3%        $  4,725         108.8%        $   286           81.5%
 Canada                      2,678          11.4%             143           3.3%             32            9.1%
 Corporate and other            67           0.3%            (526)        (12.1)%            33            9.4%
                          --------         -----         --------         -----         -------          -----
    Total                 $ 23,432         100.0%        $  4,342         100.0%        $    51          100.0%
                          ========         =====         ========         =====         =======          =====

     Mexico's Segment Results - Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000. Net sales increased $4.2 million, or 20.3%, and operating income increased $0.2 million or 4.0% for the three months ending March 31, 2001. The increase in net sales resulted from an overall increase in the number of Vacation Interval weeks sold and average price. The number of weeks sold increased 108, or 9.5% and the average price increased $1,330 or 9.4%.

     Canada's Segment Results - Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000. Net sales decreased $0.4 million, primarily as the number of weeks sold decreased 17.6%. However, the number of sales not yet meeting requirements for revenue recognition increased by approximately 40 Vacation Intervals or $0.6 million in Vacation Interval sales. The increase in deferred sales resulted primarily from titles which have not been received on the underlying units. Operating income decreased $0.5 million in conjunction with reduced sales and an increase in marketing personnel.

Consolidated Results

     Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

     Vacation Interval sales increased by approximately $2.8 million, or 15.3%, from approximately $18.0 million for the three months ended March 31, 2000 to approximately $20.8 million for the three months ended March 31, 2001. Vacation Interval sales increased as the number of weeks sold increased by 83, or 6.5%, from 1,278 for the three months ended March 31, 2000 to 1,361 for the three months ended March 31, 2001. Additionally, the average price increased $1,178 or 8.4% from $14,093 for the three months ended March 31, 2000 to $15,271 for the three months ended March 31, 2001.

     Rental and service fee income increased by $1.1 million, or 44.8% for the three months ended March 31, 2001 compared to the comparable prior year period. The increase results primarily from an increase of approximately 4,200 new members paying service fees during the first three months of 2001 compared to the prior year period. Additionally, rental income increased with the availability of rentals at Cimarron and Zihuatanejo.

     Interest income on Vacation Interval receivables decreased by $0.3 million or 13.6% for the three months ended March 31, 2001 compared to the prior year period. The Company records UDI inflation impact on Vacation Interval receivables as interest income, and this increase was $0.4 million lower when compared to the prior year.

     Other income increased approximately $0.2 million or 34.6%, from approximately $0.7 million for the three months ended March 31, 2000 to approximately $0.9 million for the three months ended March 31, 2001.
Approximately $0.3 million relates to gains from the sale of Company owned houses.

     Advertising, sales and marketing expense increased approximately $2.0 million, or 26.4%, from approximately $7.6 million for the three months ended March 31, 2000, to approximately $9.6 million for three months ended March 31, 2001, primarily associated with the higher level of sales in Mexico. As a percent of Vacation Interval sales, advertising, sales and marketing increased from approximately 42.2% for the three months ending March 31, 2000 to approximately 46.3% for the three months ended March 31, 2001. Contributing to the higher percentage in 2001 is the decrease in sales in Canada (see Canada's segment results above) and a slightly higher overall cost of advertising, sales and marketing to vacation interval sales in Mexico.

     Maintenance and energy expenses increased approximately $1.3 million, or 46.5%, from approximately $2.8 million for the three months ended March 31, 2000, to approximately $4.1 million for the three months ended March 31, 2001. The increase in expenses was caused by maintenance and energy expenses associated with the purchase of the Westin Whistler units in March 2000, the Cimarron acquisition in May 2000, the addition of 42 units previously leased to Westin and higher occupancy rates in Mexico. Also, costs increased as a result of costs associated with a higher membership base.

     Interest expense was approximately $0.2 million less in the first three months of 2001 as compared to the first three months of 2000 due primarily to the $5.5 million decrease in Senior Notes between periods. The weighted average interest rate decreased 0.3% from March 31, 2000 to March 31, 2001, as well as the weighted average debt decreased $7.1 million, respectively.

     Foreign currency exchange loss was approximately $0.2 million during the first three months of 2001 compared to a gain of approximately $0.8 million during the first three months of 2000. The increase in the loss between periods occurred due to a weaker peso against the U.S. dollar during the three months of 2001 compared to the prior year period.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended March 31, 2001 weakened when compared to the average monthly peso exchange rate for the three months ended March 31, 2000. The Company estimates that current period costs settled in Mexican pesos decreased by approximately 3.1% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 7.2% since March 2000. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.

COMPARISONS OF MARCH 31, 2001 BALANCE SHEET AMOUNTS TO DECEMBER 31, 2000 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $5.2 million from approximately $76.1 million as of December 31, 2000 to approximately $81.3 million as of March 31, 2001. The increase in Vacation Interval receivables is related to the increase in the level of sales financing with approximately 312 additional loans.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $3.8 million from approximately $13.3 million as of December 31, 2000 to approximately $9.5 million as of March 31, 2001. The sale of units reduced unit inventory by approximately $5.1 million, which was offset by purchases by Whiski Jack in Canada of approximately $0.4 million, and the remainder primarily from reinstatement of inventory from defaulting owners in Mexico.

     Taxes Payable increased $4.2 million from $0.9 million to $5.1 million primarily due to receipt of a refund relating to prior period VAT taxes paid, resulting in a current year net liability.

     Unearned service fees increased approximately $4.7 million from approximately $2.8 million as of December 31, 2000 to approximately $7.5 million as of March 31, 2001. This balance was higher because a majority of the related fees are typically invoiced at the beginning of each year and then earned throughout the remainder of the year.


LIQUIDITY AND CAPITAL RESOURCES

     The  Company  generates  cash  for  operations  primarily  from the sale of
Vacation Interval weeks, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Interval weeks, the Company generates cash from all-cash sales, cash down payments on financed sales and collection of principal and interest on Vacation Interval receivables from financed sales. The Company also generates cash through loans secured by Vacation Interval receivables. At March 31, 2001, the Company had $82.5 million of Vacation Interval receivables of which approximately $41.7 million are currently pledged. At such date, approximately: (i) 47% of Vacation Interval receivables were U.S. dollar denominated, (ii) 37% of Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, (iii) 11% of Vacation Interval receivables were denominated in Mexican pesos and 5% of Vacation Interval receivables were Canadian dollar denominated.

     The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional vacation ownership properties, resorts and completed vacation ownership units, land upon which additional vacation ownership resorts may be built (which may require capital expenditures by the Company) and/or other operations in the vacation ownership industry. The Company is evaluating certain resort asset acquisition or development opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions or developments other than those discussed below. However, the Company is actively pursuing financing for development of the Los Cabos land. In addition, the Company is evaluating several strategic partnership opportunities, but it likewise has no firm agreements relating to any such potential strategic partnership opportunities.

     The Company has planned 2001 capital expenditures of approximately $3.6 million. These expenditures include the development of sales and marketing
programs,   MIS/IT,   accounting   software  and  other   office
improvements. Additionally, the Company has 2001 planned expenditures for the purchase of Vacation Interval inventory in Palm Springs, California and Whistler, British Columbia. The expenditures for purchases of the Palm Springs inventory are incurred only as the inventory is required when the sale of the underlying timeshare is finalized pursuant to the agreement with the original developer. In Whistler, the expenditures for purchases of inventory are incurred in the ordinary business operations of the Whiski Jack subsidiary through the purchase of individual condominium units which are resold as timeshare thereby limiting the working capital requirement consistent with historical business and financial practices. The total 2001 planned expenditures for inventory are $18 million.

     The Los Cabos development will require project financing for the first phase of approximately $6.5 million before development can proceed. The Company is currently negotiating for such financing with both U.S. and Mexican financial institutions and other investors. However, no commitment has been received from such institutions or investors. The Cabos project is included conditionally in the Company's 2001 plan, subject to obtaining such financing. Also, the Company will expend approximately $3.7 million for the refurbishment of the resort properties, substantially all of which is financed through annual maintenance fees received from owners of Vacation Intervals.

     At March 31, 2001, the Company had remaining inventory of developed Vacation Interval weeks of 2,627 weeks for Club Regina in Mexico, including Cimarron and units at the Westin Whistler Hotel held for sale by Club Regina, and 463 weeks for Whiski Jack in Canada. Based on historical sales levels and planned sales for 2001, the remaining inventory for Club Regina and Whiski Jack will provide approximately 6 months and 7 months, respectively, of inventory for sales in 2001. Also, at March 31, 2001, the Company had approximately 1,200 of remaining developed Vacation Interval weeks at Teton Club joint venture and anticipates it will sell this remaining inventory by the end of 2003. The Company plans to increase its Vacation Interval weeks inventory through development of additional properties and making acquisitions in the short term such as Diamonds' Polo Resorts and Kona Reef Resorts interval weeks, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

     To finance its growth strategy, in addition to accessing its existing lines of credit, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or hypothecating additional Vacation Interval receivables. The operating and financial restrictions and covenants in our debt agreements, including our bank credit facilities and the indenture governing the Senior Notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These debt agreements include covenants that require us to meet certain financial ratios and financial tests, including a minimum capital test, a maximum general administrative and sales expenses to Vacation Interval sales ratio test and a minimum "Adjusted Current Assets" to "Adjusted Current Liabilities" ratio (as each is defined therein). In addition, the debt agreements restrict our ability to take additional action without the consent of the lenders such as the incurrence of additional debt or the sale of our interest in the resorts. Such covenants, required ratios and tests may require that we take action to reduce debt or to act in a manner that delays the achievement of our business objectives. If we breach any of these restrictions or covenants or suffer a material adverse change which restricts our borrowing ability under our credit facilities we would be unable to borrow funds thereunder without a waiver. A breach or inability to obtain timely waivers could cause a default under the Senior Notes and our other debt. Our indebtedness could then become immediately due and payable, in which case we may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the notes.

     At March 31, 2001 and December 31, 2000, the Company had outstanding $94.5 million of 13% Senior Notes, $14.8 million and $19.0 million outstanding under the FINOVA line of credit that bears interest at 10.25% and 11.4%, $14.6 million and $12.7 million outstanding under the Textron credit line that bears interest at 10.6% and 11.5%, $2.3 million and $4.8 million outstanding under the Bancomer loan that bears interest at 12%, $4.0 million and $4.1 million mortgage notes payable that bears interest at an average interest rate of 11.7% and 11.4%, and $4.4 million and $5.6 million of bank and other debt that bears interest at an average interest rate of 11.7% and 12.6%. Approximately $15.8 million, $8.9 million, $7.4 million, $99.3 million, $2.6 million and $0.7 million of the outstanding debt which has stated repayment amounts is due in 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. In addition to such debt, the Company has $5.8 million of Pay-in-Kind Preferred Stock outstanding at March 31, 2001. The Pay-in-Kind Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company. At March 31, 2001, the Company had $4.0 million of accrued and unpaid interest on Senior Notes. As of March 31, 2001, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales and the net worth covenant, but obtained timely waivers for such non-compliance.

     At March 31, 2001, the Company was, and continues to be, highly leveraged, with substantial debt service requirements. As discussed above, the Company incurs significant liquidity needs to fund its semi-annual Senior Notes interest payments due June 1 and December 1. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is principally dependent on its ability to restructure its Senior Notes with a reduction in the principal amount outstanding and to attract new equity or equity equivalent capital. The Company expects that it will obtain sufficient additional credit capacity or equity capital or complete a debt restructuring, sale of assets or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through first quarter 2002. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

     The Company's borrowing capacities under the FINOVA and Textron notes receivable based credit facilities are $20.0 million and $18.0 million, respectively. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $3.0 million and $2.0 million under the FINOVA and Textron lines of credit respectively, at March 31, 2001, were available for borrowing under the credit facilities. Additionally, the Company has available $20.0 million of notes receivable based facility capacity through the Cimarron Project Development, Management and Sales Agreement. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement and outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate (8.5% at March 31, 2001) plus 225 basis points. Textron will lend 90% on pledged notes receivable denominated in United States dollars and held by United States residents. Borrowings can be made under this facility for 24 months after the date of the first draw, and the facility matures five years from the date of the first draw. No advances have been made under the receivables credit facility.

     The  Company  plans  payment of the June  Senior  Notes  interest  based on available cash and existing credit capacity under current credit lines. The payment of the December Senior Notes interest will require modification to the terms of current credit agreements although the Company is currently working on a restructure on a portion of the Senior Notes that would reduce the amount required for the December interest payment. The modifications to its credit agreements may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors, or the portion of collateral which can be based on Mexican currency and/or expanding the borrowing limit. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in commitments that will satisfy the Company's 2001 working capital needs.

     On a long-term basis, the Company has debt maturities of $8.9 million, $7.4 million, $99.3 million, $2.6 million and $0.7 million in 2002, 2003, 2004, 2005 and thereafter, respectively. In order to meet obligations in the long-term, the Company will need to achieve profitable operations, reduce its high leverage position and expand and extend its current credit facilities. Should the Company not achieve one or more of these requirements the Company's ability to continue to operate would be jeopardized.

     The Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur.

     As part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the construction loan, pre-sale working capital loan and receivables loan not repaid by the Teton Club, and is also responsible for any working capital deficits at the Teton Club.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    The following is a list of exhibits filed as part of this quarterly report.

  Exhibit No.               Description
  -----------              --------------
     10.1 -- FINOVA Amendment No. 3 to Corporate Guarantee and Subordination Agreement, dated November 9, 2000.

(b)      Reports on Form 8-K.

    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrants, Raintree Resorts International, Inc. and CR Resorts Capital, S. de R.L. de C.V., have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                      RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date: May 15, 2001                     By:         /S/ George E. Aldrich
                                                 --------------------------
                                                      George E. Aldrich
                                                    Senior Vice President
                                                  - Finance and Accounting
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

 Exhibit No.               Description
 -----------              --------------
     10.1 + -- FINOVA Amendment No. 3 to Corporate Guarantee and Subordination Agreement, dated November 9, 2000.

 + File herein