Form 10-Q
period 2001-06-30
CR RESORTS CAPITAL S DE R L DE C V; RAINTREE RESORTS INTERNATIONAL INC
filed 2001-08-14
CIK 1058736, 1058737

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

                For the quarterly period ended June 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of June 30, 2001, the Registrant had 12,039,807 shares of Common Stock outstanding and Warrants to purchase 2,596,455 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 2000 and June 30, 2001 (Unaudited) ..............................................    3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three and Six Months ended June 30, 2000 and 2001 (Unaudited) ........................    4
         Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 2000 and 2001 (Unaudited)....................................   5
         Notes to Consolidated Financial Statements (Unaudited) June 30, 2001 ...............................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................  13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  20

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................................................  21
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  21
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................  21
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  21
     ITEM 5. OTHER INFORMATION ..............................................................................  21
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................  21

SIGNATURES.................................................................................................... 22



                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                 (Unaudited)
                                                                                  December 31,     June 30,
                                                                                      2000           2001
                                                                                  ------------   -----------
Assets
    Cash and cash equivalents ..................................................   $   3,373      $   4,345
    Vacation Interval receivables and other trade receivables, net .............      76,140         80,407
    Inventories ................................................................         917          1,125
    Refundable Mexican taxes ...................................................       2,461            800
    Facilities, office furniture and equipment, net ............................       5,168          5,185
    Land held for vacation ownership development ...............................      11,503         12,063
    Property held for sale .....................................................       1,301            364
    Equity investments .........................................................       2,062          2,364
    Cost of unsold vacation ownership intervals and related club memberships ...      13,303         11,413
    Retained interest in hotel cash flows ......................................       4,000          4,000
    Deferred loan costs, net ...................................................       6,427          6,350
    Exclusivity agreement and other intangibles ................................       2,872          2,942
    Prepaid and other assets ...................................................       4,225          4,907
                                                                                   ---------      ---------
Total assets ...................................................................   $ 133,752      $ 136,265
                                                                                   =========      =========


Liabilities and Shareholders' Investment

Liabilities
    Accounts payable and accrued liabilities ...................................   $  24,854      $  27,506
    Notes payable ..............................................................      46,192         41,597
    Senior Notes, due 2004, net of unamortized original issue discount of $4,952
    and $4,321 at December 31, 2000 and June 30, 2001, respectively ............      89,548         90,179
    Taxes payable ..............................................................         940          4,903
    Unearned service fees ......................................................       2,779          8,566
                                                                                   ---------      ---------
Total liabilities ..............................................................     164,313        172,751

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; Par value $.001; 5,000,000 shares authorized,
         59,405 shares issued and outstanding at June 30, 2001; aggregate
         liquidation preference of $5,941 at June 30, 2001 .....................       5,630          5,884

Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 and
       12,039,807 shares issued and outstanding at December 31, 2000
       and June 30, 2001, respectively .........................................          11             12
    Additional paid-in capital .................................................       1,505          1,270
    Warrants to purchase, 4,369,962 and 2,596,455 shares of common stock
       at December 31, 2000 and June 30, 2001 ..................................       9,341          9,335
    Accumulated deficit ........................................................     (47,025)       (52,941)
    Cumulative translation adjustment ..........................................         (23)           (46)
                                                                                   ---------      ---------
Total shareholders' deficit ....................................................     (36,191)       (42,370)
                                                                                   ---------      ---------
Total liabilities and shareholders' deficit ....................................   $ 133,752      $ 136,265
                                                                                   =========      =========


         The accompanying notes are an integral part of these financial statements.




              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                        Six Months Ended       Three Months Ended
                                                           June 30,                  June 30,
                                                      --------------------    --------------------
                                                        2000        2001        2000        2001
                                                      --------    --------    --------    --------
Statement of Operations
Revenues
   Vacation Interval sales ........................   $ 35,287    $ 35,245    $ 17,277    $ 14,478
   Rental and service fee income ..................      5,552       7,754       3,073       4,164
   Interest income on Vacation Interval receivables      4,149       3,970       1,886       2,014
   Other income ...................................      1,314         634         634        (282)
                                                      --------    --------    --------    --------
     Total revenues ...............................     46,302      47,603      22,870      20,374
Costs and Operating Expenses
   Cost of Vacation Interval sales ................      8,453       9,167       4,235       4,188
   Provision for doubtful accounts ................      2,951       2,262       1,531         772
   Advertising, sales and marketing ...............     15,747      17,544       8,143       7,930
   Maintenance and energy .........................      5,938       8,848       3,114       4,712
   General and administrative .....................      5,583       5,537       2,902       2,865
   Depreciation  and amortization .................        860         776         517         388
   Provision for loss on sale of land held for sale      6,200          --       6,200          --
                                                      --------    --------    --------    --------
     Total costs and operating expenses ...........     45,732      44,134      26,642      20,855
                                                      --------    --------    --------    --------
Operating income (loss) ...........................        570       3,469      (3,772)       (481)
   Interest expense, net ..........................     10,652      10,174       5,295       5,042
   Equity in (gains)/losses on equity investments .         47        (489)        (29)          6
   Foreign currency exchange (gains)/losses, net ..        996      (1,640)      1,774      (1,879)
                                                      --------    --------    --------    --------
Net loss before taxes .............................    (11,125)     (4,576)    (10,812)     (3,650)
   Foreign income and asset taxes (benefits) ......         37       1,340          (3)      1,043
                                                      --------    --------    --------    --------
Net loss before preferred dividends ...............    (11,162)     (5,916)    (10,809)     (4,693)
   Preferred stock dividends ......................        254         253         134         121
                                                      --------    --------    --------    --------

Net loss available to common shareholders .........   $(11,416)   $ (6,169)   $(10,943)   $ (4,814)
                                                      ========    ========    ========    ========

Net loss per share
    (Basic and Diluted) ...........................   $  (0.91)   $  (0.42)   $  (0.87)   $  (0.33)

Weighted average number of common shares
    (Basic and Diluted) ...........................     12,636      14,636      12,636      14,636

Comprehensive Loss
Net loss before preferred stock dividends .........   $(11,162)   $ (5,916)   $(10,809)   $ (4,693)

Other comprehensive income:
   Foreign currency translation adjustment ........       (102)        (23)        (85)        130
                                                      --------    --------    --------    --------

 Comprehensive loss ...............................   $(11,264)   $ (5,939)   $(10,894)   $ (4,563)
                                                      ========    ========    ========    ========




         The accompanying notes are an integral part of these financial statements.


              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             (Unaudited)
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    --------------------------
                                                                                       2000            2001
                                                                                    -----------    -----------
Operating activities
Net loss .........................................................................   $(11,162)      $ (5,916)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization .............................................      1,377          1,407
       Amortization of deferred loan costs .......................................        910            906
       Losses and gains on sale of property ......................................      6,200           (390)
       Provision for doubtful accounts ...........................................      2,951          2,262
       Equity in (gains)/losses on equity investments ............................         47           (489)
     Changes in other operating assets and liabilities:
       Vacation Interval receivables and other trade receivables .................     (7,347)        (6,292)
       Cost of unsold vacation ownership intervals and related club memberships ..      2,954          1,611
       Prepaid and other assets ..................................................       (615)          (682)
       Accounts payable and accrued liabilities ..................................       (415)         2,705
       Taxes payable/refundable ..................................................      1,187          5,612
       Unearned service fees .....................................................      2,599          5,787
                                                                                     --------       --------
Net cash (used in) provided by operating activities ..............................     (1,674)         6,521

Investing activities
   Purchase of land and other assets held for vacation ownership development .....       (404)          (373)
   Deposit on land held for sale .................................................      1,800             --
   Additions to facilities, office furniture and equipment .......................       (434)          (869)
     Proceeds from sale of property ..............................................         --          1,070
                                                                                     --------       --------
Net cash provided by (used in) investing activities ..............................        962           (172)

Financing activities
    Additional bank and other loans, net of related expenses .....................     14,152         17,035
    Repayment of bank loans and senior notes .....................................    (13,783)       (22,390)
      Exercise of warrants .......................................................         --             13
    Dividend payments on and redemption of preferred stock .......................       (813)            --
                                                                                     --------       --------
Net cash used in financing activities ............................................       (444)        (5,342)

(Decrease)/increase in cash and cash equivalents .................................     (1,156)         1,007
Effect of exchange rate changes on cash ..........................................        (57)           (35)
Cash and cash equivalents, at beginning of the period ............................      8,311          3,373
                                                                                     --------       --------
Cash and cash equivalents, at end of the period ..................................   $  7,098       $  4,345
                                                                                     ========       ========


Supplemental disclosures of cash flow information
    Cash paid during the period for interest .....................................   $  9,572       $  8,826
    Cash (received)/paid during the period for income and asset taxes ............        (82)           977

Non-cash investing activities
      Reclassify land held for sale, net of loss provision .......................      8,000             --

Non-cash financing activities
      Stock dividends accrued and accretion on preferred stock ...................        254            253

              The accompanying notes are an integral part of these financial statements.


              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2001


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

Liquidity

     In connection with the Company's August, 1997 purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At June 30, 2001, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce or restructure its Senior Notes with a reduction in the principal amount outstanding, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to attract new equity or equity equivalent capital. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through the second quarter of 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

     The Company's payment of the Senior Notes interest through June 2002 is based on available cash and modifying the terms of its current credit agreements. The Company is currently working on restructuring a portion of the Senior Notes that would reduce the amount required for the interest payments. The modifications to its credit agreements may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors, or the portion of collateral which can be based on Mexican currency and expanding the borrowing limit. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in commitments that will satisfy the Company's working capital needs through June 2002.

     In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring. While the Company believes it will be able to obtain additional financing and execute a capital restructuring and has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's ability to operate would be jeopardized. If the conditions described above continue to exist at the time of release of its financial statements for the year that will end December 31, 2001, the Company's status as a going concern could be jeopardized.

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

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three and six month period ended June 30, 2000 and 2001.

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

     The following presents the foreign currency exchange gains and losses for the year 1999, 2000 and 2001 by quarter (in thousands):

Quarterly Gain/(Loss)            1999        2000          2001
---------------------           ------     --------       ------

First Quarter                  $  529      $    778      $  (239)
Second Quarter                   (727)       (1,774)       1,879
Third Quarter                     443           755
Fourth Quarter                    556          (884)
                               ------      --------      -------
                               $  801      $ (1,125)     $ 1,640
                               ======      ========      =======


The following table presents the quarter end exchange rates for the Mexican peso:

                                           Pesos = 1.00 US Dollar
                                         1999        2000        2001
                                        -----       -----       -----
     March 31 ........................  9.516       9.233       9.520
     June 30 .........................  9.488       9.954       9.085
     September 30 ....................  9.358       9.429
     December 31 .....................  9.522       9.600

The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.8 million in restricted funds at June 30, 2001.

Land Held for Vacation Ownership Development

     The Company owns a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on this parcel of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.2 and $0.4 million was capitalized during each of the three and six months ended June 30, 2000 and $0.2 and $0.5 for the three and six months ended June 30, 2001.

     The Company capitalizes interest on expenditures incurred for land and development when activities have commenced necessary to prepare the asset for its intended use. The capitalization period ends when the asset is placed in service or progress to complete the project is substantially suspended.

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

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. On December 5, 1997, in conjunction with the issue of Senior Notes and on December 15, 2000, in conjunction with obtaining shareholder loans, the Company issued warrants to purchase 1,869,962 and 2,000,000 shares of common stock at a conversion price of $0.01 per share, respectively. Since the common shares issuable under these warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic earnings per share as of the date they were issued. At June 30, 2001, 2,596,455 warrants of the originally issued Senior Notes and Shareholder loan warrants are outstanding.

     At June, 2001, the Company had outstanding 722,500 stock options with a weighted-average exercise price of $3.18 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with a $5.9 million of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock are not included in diluted EPS as the exercise prices exceed the estimated fair value of common stock. The Senior Notes and Shareholder loan warrants were included in both the computation of basic and diluted EPS.


NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

         Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                December 31,          June 30,
                                                    2000               2001
                                                ------------        ----------

     Vacation Interval receivables ...........    $ 78,709            $ 81,762
     Other trade receivables .................       6,985               7,756
     Less - allowances for doubtful accounts .      (9,554)             (9,111)
                                                  --------            --------
       Total .................................    $ 76,140            $ 80,407
                                                  ========            ========

     Allowances for uncollectible accounts increased by $2.3 million for additional estimated reserves, and decreased by $2.7 million for receivable write-offs, net of recoveries during the six months ended June 30, 2001.

     The Company estimates that at December 31, 2000 and at June 30, 2001, approximately 46% and 45%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 37% and 38% of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 11% and 12% of Vacation Interval receivables were denominated in Mexican pesos, and 6% and 5%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.


NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Summary of Accounts Payable and Accrued Liabilities (in thousands) -

                                                December 31,         June 30,
                                                    2000               2001
                                                ------------        ----------

     Accounts payable ............ ...........    $  9,313            $  8,691
     Accrued interest payable ................       1,876               1,939
     Refurbishment reserve .. ................       3,210               3,423
     Inventory acquisition liabilities .......       2,346               6,419
     Other accrued liabilities ...............       8,109               7,034
                                                  --------            --------
                                                  $ 24,854            $ 27,506
                                                  ========            ========


     Inventory acquisition liabilities are for the Cimarron, Kona and Puerto Mio
inventory   purchases.   Other  accrued  liabilities   includes  such  items  as
commissions, payroll, withholding taxes and legal accruals.

NOTE 5.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                                               December 31,         June 30,
                                                                                  2000                2001
                                                                             --------------       ------------
     Credit Agreement Notes and Loans ....................................         $ 36,588           $ 33,517
     Mortgages Payable ...................................................            4,112              4,637
     Cabos West Notes Payable  ...........................................            2,350              2,350
     Notes Payable to Financial Institution and Other Debt ...............            2,142              1,093
     Notes Payable to Shareholders .......................................            1,000                 --
                                                                                   --------           --------
                                                                                   $ 46,192           $ 41,597
                                                                                   ========           ========


Credit Agreement Notes and Loans - The November 1998 amended credit agreement with FINOVA Capital Corporation (FINOVA) includes a receivables based credit facility of $20.0 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit under the credit agreement is $34.0 million. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States, Canadian and Mexican residents (Mexican obligors limited to 15% of total receivables pledged). These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 11.25% and 8.75% per annum at December 31, 2000 and June 30, 2001 respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which was 11.75% per annum at December 31, 2000. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and as of December 31, 2000 and June 30, 2001, the outstanding balance of the receivables line of credit was $14.6 million and $14.1 million, respectively. The inventory based credit facility was $4.4 million as of December 31, 2000 and was paid in full in March 2001. As of June 30, 2001, the Company was not in compliance with the FINOVA loan covenants related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, "Adjusted Current Assets" to "Adjusted Current Liabilities" ratio (as each is defined in the loan agreement) and the minimum capital test covenant, but obtained timely waivers for such non-compliance.

     In November 1999, the Company entered into a notes receivable loan facility with Textron Financial Corporation (Textron), and has a borrowing limit of $18.0 million, as amended. Certain of the Company's notes receivable collateralize the loan, and the loan has two borrowing components. The first borrowing component has a $13.0 million borrowing limit and is collateralized by up to 46% of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. The amount of UDI denominated notes receivable is further limited to $3.0 million. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican Peso and UDI denominated notes receivable, respectively. The second borrowing component has a $5.0 million borrowing limit and is collateralized by up to 15% of notes receivables denominated in Mexican pesos and the remainder in U.S. dollars. Textron will lend up to 80% on these pledged notes. These notes are assigned to the lender and as payments are received they are applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development. Additionally, the entire outstanding loan balance is to be paid in full on or before December 31, 2005. The outstanding loans bear interest at a fluctuating base rate based on the Chase Manhattan Bank prime rate plus 200 and 275 basis points for the $13.0 million and $5.0 million components, respectively, that is adjusted on the first day of each month with the interest due monthly. As of December 31, 2000 and June 30, 2001, the outstanding balance under the $13.0 million portion of the loan facility was $12.7 million and $12.4 million, with an interest rate on the outstanding balance of 11.5% and 9.0%, respectively. Draws on the $5.0 million portion of the loan facility began in 2001, with an outstanding loan balance of $4.4 million as of June 30, 2001 and an interest rate of 9.75%.

     The Bancomer November 1999 UDI based $7.0 million loan agreement and the June 2001 additional $800,000 U.S. dollar borrowings are collateralized by the Company's UDI denominated notes receivable. The collateral maintained by the Company equals 3 times the outstanding borrowings under the loan. The notes receivable are assigned to the lender and as payments are received, they are applied to this loan. The loan bears simple interest at a rate of 12% per annum. As of December 31, 2000 and June 30, 2001, the outstanding balance was $4.8 million and $2.6 million, respectively.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at 8.25% to 15.25% during 2000 and at June 30, 2001, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both periods. The average interest rate paid was 11.4% during 2000 and 2001.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 13% and are due on demand.

Notes Payable to Financial Institutions - In April 2000, the Company entered into a note payable to North Shore Credit Union, in connection with the Canadian units purchased, due on or before October 2001, with an interest rate of prime plus 2.5%, which totaled 10.0% and 8.75%, and an outstanding loan balance of $2.0 million and $1.0 million at December 31, 2000 and June 30, 2001, respectively.



NOTE 6.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

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

     The following table presents segment information (in thousands):

                                                                                              Corporate
                                                 Mexico         Canada           U.S.         and Other        Total
                                               ------------   ------------    ------------   ------------    -----------

As of and for the three months ended
  June 30, 2001:
Revenues from external customers ............   $  16,015      $   4,320       $     18       $     21       $  20,374
Depreciation and amortization................         336             41             --             11             388
Operating income (loss) .....................        (888)           979             18           (590)           (481)
Income tax expense...........................         656            387             --             --           1,043
Capital expenditures ........................         623             11             --              8             642

                                                                               Corporate
                                                 Mexico         Canada         and Other        Total
                                               ------------   ------------    ------------    -----------
As of and for the three months ended
  June 30, 2000:
Revenues from external customers ............  $   20,024      $   2,794       $     52       $ 22,870
Depreciation and amortization................         313            188             16            517
Operating (loss) ............................      (3,065)           (70)          (637)        (3,772)
Income tax expense...........................          33            (36)            --             (3)
Capital expenditures ........................         346            162             10            518

                                                                                              Corporate
                                                 Mexico         Canada           U.S.         and Other        Total
                                               ------------   ------------    ------------   ------------    -----------
As of and for the six months ended
  June 30, 2001:
Revenues from external customers ............  $   40,899      $   6,622       $     55       $     27       $  47,603
Depreciation and amortization................         667             83             --             26             776
Operating income (loss) .....................       4,027            587             55         (1,200)          3,469
Income tax expense...........................       1,229            111             --             --           1,340
Capital expenditures ........................       1,197             37             --              8           1,242
Total assets ................................     114,208         12,478            192          9,387         136,265

                                                                               Corporate
                                                 Mexico         Canada         and Other        Total
                                               ------------   ------------    ------------    -----------
As of and for the six months ended
  June 30, 2000:
Revenues from external customers ............  $   40,711      $   5,472       $    119       $ 46,302
Depreciation and amortization................         602            226             32            860
Operating income (loss) .....................       1,553             73         (1,056)           570
Income tax expense...........................          53            (16)            --             37
Capital expenditures ........................         632            194             43            869
Total assets ................................     124,037         12,337          4,510        140,884


Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in Corporate and Other, after the operating loss, and had an equity gain of $0.02 million and loss of $0.01 million for the three months ended June 30, 2000 and 2001, respectively, and an equity loss of $0.04 million and gain of $0.5 million for the six months ended June 30, 2000 and 2001, respectively.


NOTE 7.  PAY-IN-KIND PREFERRED STOCK

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

NOTE 8.  CONTINGENCIES AND COMMITMENTS

     The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings, which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.


NOTE 9.  JOINT VENTURE FINANCING

     The Teton Club, LLC ("Teton Club"), is a joint venture between the Company and the owner and developer of the Teton Village area near Jackson Hole, Wyoming. The Teton Club has a financing commitment from FINOVA consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20.0 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement, the Company is directly obligated for 25% of the construction loan, the pre-sale working capital loan and the receivables loan to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of June 30, 2001, the Teton Club had balances of $17.1 million and $5.4 million on the construction and accounts receivable financing, respectively. The working capital loan was paid off in its entirety in June 2001.


NOTE 10. INVENTORY ACQUISITION

     In May and July 2001, the Company entered into agreements with Diamond Resorts International, a developer, marketer and manager of vacation ownership resorts, to acquire vacation ownership intervals. The inventory to be purchased will be financed with the proceeds from sales of the inventory or with the proceeds from hypothecation of loans made to purchasers. The Company's obligation to acquire the individual vacation ownership intervals will be exercised only as required to meet current sales demands. The inventory acquisition will include approximately 960 one-bedroom intervals from Diamond's Kona Reef Resort on the Big Island of Hawaii and approximately 700 intervals from Diamond's Polo Resort, located on the Las Vegas "Strip".


NOTE 11. EXCHANGE AND RIGHTS OFFERING TO PREFERRED STOCKHOLDERS AND NEW PREFERRED OFFERING

     In conjunction with seeking to restructure a portion of Senior Notes and obtaining additional capital, the Company made an exchange and rights offering to preferred stockholders and an offering of new Series C Preferred ("Proposed Preferred Transaction"). The completion of the Proposed Preferred Transaction is contingent on the completion of the restructuring of the portion of the Senior Notes noted above. Based on responses to the Proposed Preferred Transaction, the Company would 1) exchange 35,346 shares, $3,534,600 in book value, in currently outstanding Pay-in-Kind stock for 3,718,750 shares of Series C Preferred, 2) issue 2,479,167 shares Series C Preferred for $1,487,500 in cash and 3) terminate 297,500 Warrants to purchase common stock at $5.00 per share previously issued to Pay-in-Kind preferred stockholders.

     The new Series C Preferred will have annual cumulative dividends at 8% and participate with Common Stock on an as-converted basis, will rank senior to existing Pay-in-Kind preferred stock and common stock, will not be redeemable and, at the option of the holder, each share of Series C Preferred is convertible into one share of common stock (subject to anti-dilution adjustments). If all Series C Preferred are converted into common stock, 6,197,921 of common stock shares will be issued.


NOTE 12. SUBSEQUENT TERMINATION OF RETAINED INTEREST IN HOTEL CASH FLOWS

     In July 2001, the Company and Starwood terminated the Asset Management Agreement between the parties, which is reflected as Retained Interest in Hotel Cash Flows for $4.0 million on the June 30, 2001 balance sheet. Starwood paid the Company $5.4 million in conjunction with the termination. The Company will record a gain of approximately $1.4 million during the third quarter 2001.

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

COMPARISONS OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000.

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

The following presents segment data in thousands:

                                                  For the Six Months ended June 30,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                                                          Income                          Capital
                          Revenues          %             (Loss)             %          Expenditures        %
                        -------------    ---------     -------------    ----------      ------------    ---------
 2001 -
 Mexico                   $ 40,899          85.9%         $ 4,027         116.1%           $ 1,197         96.4%
 Canada                      6,622          13.9%             587          16.9%                37          3.0%
 United States                  55           0.1%              55           1.6%                --          0.0%
 Corporate and other            27           0.1%          (1,200)        (34.6)%                8          0.6%
                          --------         -----         --------         -----            -------        -----
    Total                 $ 47,603         100.0%         $ 3,469         100.0%           $ 1,242        100.0%
                          ========         ======        ========         ======           =======        =====

 2000 -
 Mexico                   $ 40,711          87.9%         $ 1,553         272.5%           $   632         72.7%
 Canada                      5,472          11.8%              73          12.8%               194         22.3%
 Corporate and other           119           0.3%          (1,056)       (185.3)%               43          5.0%
                          --------         -----         --------         -----            -------        -----
    Total                 $ 46,302         100.0%        $    570         100.0%           $   869        100.0%
                          ========         ======        ========        ======            =======        =====



     Mexico's Segment Results - Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000. Revenues remained consistent while operating income increased $2.5 million for the six months ending June 30, 2001 over the comparable prior year period. The current year increase in operating income is predominantly caused by the prior year $6.2 million provision for loss on the sale of property. Excluding the impact of the prior year loss on the sale of property, operating income was down $3.7 million. However, in 2001 the Company received deposits, on sales of $5.2 million, for which revenues are deferred pending title transfer on the acquisition of the underlying units. The Company estimates the impact of deferral of the sales was to reduce 2001 operating profit by $2.2 million.

     Canada's Segment Results - Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000. Revenues increased $1.1 million, primarily as the number of weeks sold increased 13.9% and the average price increased $1,727. The increase in both the number of weeks sold and the average price is due to the closing of Westin sales that had not been recognized previously since titles had not been received on the underlying units. Operating income increased $0.5 million in conjunction with the increased sales.

Consolidated Results

     Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

     Vacation Interval sales remained the same for the six months ended June 30, 2001 when compared to the same period during 2000. The number of Vacation Interval sales memberships sold decreased by 482, or 18.1%, from 2,668 for the six months ended June 30, 2000 to 2,186 for the six months ended June 30, 2001. Additionally, the average price increased $2,898 or 21.9% from $13,226 for the six months ended June 30, 2000 to $16,124 for the six months ended June 30, 2001. However, the Company deferred 343 sales totaling $5.2 million pending title transfer on the acquisition of the underlying units.

     Rental and service fee income increased by $2.2 million, or 39.7% for the six months ended June 30, 2001 compared to the comparable prior year period. The increase results primarily from an increase of approximately 4,000 new members paying service fees during the first six months of 2001 compared to the prior year period.

     Interest income on Vacation Interval receivables decreased by $0.2 million or 4.3% for the six months ended June 30, 2001 compared to the prior year period. The Company records UDI inflation impact on Vacation Interval receivables as interest income, which was $0.2 million lower when compared to the prior year.

     Other income decreased approximately $0.7 million from approximately $1.3 million for the six months ended June 30, 2000 to approximately $0.6 million for the six months ended June 30, 2001. The decrease in other income was due to a $0.3 million decrease in hotel operation at the Villa Vera because of lower occupancy and decreased average rates. Additionally, the Company had lower sales at retail theme store operations.

     Cost of Vacation Interval sales increased by $0.7 million, or 8.4% for the six months ended June 30, 2001 compared to the same period during 2000. As a percentage of Vacation Interval sales, Cost of Vacation Interval sales increased from approximately 24% for the six months ended June 30, 2000 to approximately 26% for the six months ended June 30, 2001. The increase results from inventory currently being acquired from Cimarron, Kona, Puerto Mio and Westin Whistler that are at a higher cost per week acquired than the company's historical cost rate per week of inventory.

     Provision for bad debt reserves decreased approximately $0.7 million or 23.3% from approximately $3.0 million for the six months ended June 30, 2000 to $2.3 million for the six months ended June 30, 2001. Based on a review of historical receivables defaults, the actual default rate was less than the anticipated default rate and therefore, the current rate used to determine the provision was adjusted. The Company believes that the recorded reserve provides adequate coverage of default risk for the Vacation Interval receivables under current market conditions.

     Advertising, sales and marketing expenses increased approximately $1.8 million, or 11.4%, from approximately $15.7 million for the six months ended June 30, 2000, to approximately $17.5 million for the six months ended June 30, 2001. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from approximately 44.6% for the six months ended June 30, 2000 to approximately 49.8% for the six months ended June 30, 2001. The increase in 2001 results from marketing costs associated with the $5.2 million deferral of sales in Mexico (see Vacation Interval Sales discussion above). On a proforma basis assuming the recognition of the deferral sales and the $0.9 million of deferred commissions the advertising, sales and marketing expenses as a percentage of Vacation Interval sales would be 45.6% which is an increase of 2.0% from the six months ending June 30, 2000.

     Maintenance and energy expenses increased approximately $2.9 million, or 49.0%, from approximately $5.9 million for the six months ended June 30, 2000, to approximately $8.8 million for the six months ended June 30, 2001. The increase in expenses was caused by maintenance and energy expenses associated with new units from the Westin Whistler acquisition in March 2000, the Cimarron acquisition in May 2000, the addition of 42 units previously leased to Westin in Mexico in October, 2000 and higher occupancy rates in Mexico. Additionally, expenses increased as a result of maintaining a higher membership base from the prior year.

     Interest expense was approximately $0.5 million less in the first six months of 2001 as compared to the first six months of 2000 due primarily to the $5.5 million decrease in Senior Notes between periods. The weighted average interest rate decreased 0.3% from June 30, 2000 to June 30, 2001, and the average debt decreased $8.8 million.

     The foreign currency exchange gain was approximately $1.6 million during the first six months of 2001 compared to a loss of approximately $1.0 million during the first six months of 2000. The decrease in the loss between periods results from a stronger peso against the U.S. dollar during the six months of 2001 compared to the prior year period.

     Foreign income and asset taxes increased $1.3 million for the six months ended June 30, 2001 compared to the prior year period. The Company is subject to Mexican asset taxes, a portion of which was previously subject to a three-year exemption period, which is now expired.


MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the six months ended June 30, 2001 was nearly unchanged when compared to the average monthly peso exchange rate for the six months ended June 30, 2000. However, the Company estimates that inflation in Mexico was approximately 7.0% since June 2000. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and general and administrative expenses are primarily settled in pesos, and were negatively impacted by the effect of inflation.

COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Segment Results

The following presents segment data in thousands:

                                                 For the Three Months ended June 30,
                      --------------------------------------------------------------------------------------------

                                                        Operating
                                                          Income                         Capital
                          Revenues          %             (Loss)            %          Expenditures         %
                        -------------    ---------     -------------    -----------    -------------    ----------
 2001 -
 Mexico                   $ 16,015          78.6%       $    (888)        184.5%          $   623          97.1%
 Canada                      4,320          21.2%             979        (203.5)%              11           1.7%
 United States                  18           0.1%              18          (3.7)%              --           0.0%
 Corporate and other            21           0.1%            (590)        122.7%                8           1.2%
                          --------         -----        ---------         -----           -------         -----
    Total                 $ 20,374         100.0%       $    (481)        100.0%          $   642         100.0%
                          ========         =====        ==========        =====           =======         =====

 2000 -
 Mexico                   $ 20,024          87.6%       $  (3,172)         84.1%          $   346          66.8%
 Canada                      2,794          12.2%             (70)          1.9%              162          31.3%
 Corporate and other            52           0.2%            (530)         14.0%               10           1.9%
                          --------         -----        ---------         -----           -------         -----
    Total                 $ 22,870         100.0%       $  (3,772)        100.0%          $   518         100.0%
                          ========         =====        ==========        =====           =======         =====

     Mexico's Segment Results - Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000. Revenues decreased $4.0 million, or 20.0%, and operating loss decreased $2.3 million or 72.0% for the three months ending June 30, 2001. The current year decrease in operating loss is predominantly caused by the prior year $6.2 million provision for loss on the sale of property. Excluding the impact of the prior year loss on the sale of property, operating income was down $3.7 million. However, in 2001 the Company received deposits, on sales of $5.2 million, for which revenues are deferred pending title transfer on the acquisition of the underlying units. The Company estimates the impact of deferral of the sales was to reduce 2001 revenues by $5.2 million and operating profit by $2.2 million.

     Canada's Segment Results - Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000. Revenues increased $1.5 million, primarily as the number of weeks sold increased 40.7% due to the recognition of the Westin sales that had been deferred until the second quarter of 2001. Operating income increased $1.0 million in conjunction with increased sales.


Consolidated Results

    Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

     Vacation Interval sales decreased by approximately $2.8 million, or 16.2%, from approximately $17.3 million for the three months ended June 30, 2000 to approximately $14.5 million for the three months ended June 30, 2001. The number of Vacation Interval memberships sold decreased by 513, or 36.9%, from 1,390 for the three months ended June 30, 2000 to 877 for the three months ended June 30, 2001. Additionally, the average price increased $4,082 or 32.8% from $12,429 for the three months ended June 30, 2000 to $16,511 for the three months ended June 30, 2001. However, the Company deferred 343 sales totaling $5.2 million pending title transfer on the acquisition of the underlying units.

     Rental and service fee income increased by $1.1 million, or 35.5% for the three months ended June 30, 2001 compared to the comparable prior year period. The increase results primarily from an increase in new members for the second three months of 2001 compared to the same prior year period.

     Other income decreased approximately $0.9 million from approximately $0.6 million for the three months ended June 30, 2000 to a loss of approximately $0.3 million for the three months ended June 30, 2001. The decrease in other income is associated with lower net revenues from closing cost recovery and the Villa Vera hotel operations, which experienced lower occupancy levels and average rates for the three months ended June 30, 2001 when compared to the same period in the prior year.

     Provision for bad debt decreased $0.7 million or approximately 49.6% from approximately $1.5 million for the three months ended June 30, 2000 to $0.8 million for the three months ended June 30, 2001. Based on a review of historical receivables defaults, the actual default rate was less than the anticipated default rate and therefore, the current rate used to determine the provision was adjusted. The Company believes that the recorded reserve provides adequate coverage of default risk for the Vacation Interval receivables under current market conditions.

     Cost of Vacation Interval sales remained the same for the three months ended June 30, 2001 compared to the same period during 2000. However, as a percent of Vacation Interval sales, Cost of Vacation Interval sales increased from approximately 24.5% for the three months ended June 30, 2000 to approximately 28.9% for the three months ended June 30, 2001. The increase results from inventory currently being acquired from Cimarron, Kona, Puerto Mio and Westin Whistler that are at a higher cost per week acquired than the Company's historical cost rate per week of inventory.

     Advertising, sales and marketing expenses decreased approximately $0.2 million, or 2.6%, from approximately $8.1 million for the three months ended June 30, 2000, to approximately $7.9 million for three months ended June 30, 2001. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from approximately 47.1% for the three months ending June 30, 2000 to approximately 54.7% for the three months ended June 30, 2001. The increase in 2001 results from the marketing costs associated with the $5.2 million deferral of sales in Mexico (see Vacation Interval sales above). With the recognition of the deferral sales and the $0.9 million of deferred commissions the advertising, sales and marketing expenses as a percentage of Vacation Interval sales would be 44.9% which is a 4.5% decrease from the three months ending June 30, 2000.

     Maintenance and energy expenses increased approximately $1.6 million, or 51.3%, from approximately $3.1 million for the three months ended June 30, 2000, to approximately $4.7 million for the three months ended

June 30, 2001. The increase in expenses was caused by maintenance and energy costs associated with the higher occupancy rates in Mexico and the costs associated with maintaining a higher membership base.

     Interest expense was approximately $0.3 million less in the second three months of 2001 as compared to the second three months of 2000 due primarily to the $5.5 million decrease in Senior Notes between periods. The weighted average interest rate decreased 0.4% from June 30, 2000 to June 30, 2001, as well as the average debt decreased $10.2 million, respectively.

     Foreign currency exchange gain was approximately $1.9 million during the second three months of 2001 compared to a loss of approximately $1.8 million during the second three months of 2000. The decrease in the loss between periods occurred due to a stronger peso against the U.S. dollar during the three months of 2001 compared to the prior year period.

     Foreign income and asset taxes increased $1.0 million for the three months ended June 30, 2001 compared to the prior year period. The Company is subject to Mexican asset taxes, a portion of which was previously subject to a three-year exemption period, which is now expired.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended June 30, 2001 strengthened when compared to the average monthly peso exchange rate for the three months ended June 30, 2000. The Company estimates that current period costs settled in Mexican pesos increased by approximately 3.2% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 7.0% since June 2000. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.

COMPARISONS OF JUNE 30, 2001 BALANCE SHEET AMOUNTS TO DECEMBER 31, 2000 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $4.3 million from approximately $76.1 million as of December 31, 2000 to approximately $80.4 million as of June 30, 2001. The increase in Vacation Interval receivables is related to the increase in the level of sales financing with approximately 533 additional loans.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $1.9 million from approximately $13.3 million as of December 31, 2000 to approximately $11.4 million as of June 30, 2001. The sale of units reduced unit inventory by approximately $9.2 million, which was offset by purchases in Canada of approximately $2.7 million, and in Mexico of approximately $3.6 million. The remainder of the decrease is primarily from reinstatement of inventory from defaulting owners in Mexico.

     Accounts payable and accrued liabilities increased $2.6 million from $24.9 million December 31, 2000 to $27.5 million which is related to the acquisition of units in Kona.

     Taxes Payable increased $4.0 million from $0.9 million to $4.9 million primarily due to receipt of a refund relating to prior period VAT taxes paid reflected as a reduction in prior year taxes payable, and increases associated with higher revenues and the asset tax discussed above, resulting in a current year net liability.

     Unearned service fees increased approximately $5.8 million from approximately $2.8 million as of December 31, 2000 to approximately $8.6 million as of June 30, 2001. This balance was higher because a majority of the related fees are typically invoiced at the beginning of each year and then earned throughout the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company  generates  cash  for  operations  primarily  from the sale of
Vacation Interval weeks, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Interval weeks, the Company generates cash from all-cash sales, cash down payments on financed sales and collection of principal and interest on Vacation Interval receivables from financed sales. The Company also generates cash through loans secured by Vacation Interval receivables. At June 30, 2001, the Company had $81.8 million of Vacation Interval receivables of which approximately $45.8 million were pledged. At such date, approximately: (i) 45.3% of Vacation Interval receivables were U.S. dollar denominated, (ii) 37.8% of Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, (iii) 11.6% of Vacation Interval receivables were denominated in Mexican pesos and 5.3% of Vacation Interval receivables were Canadian dollar denominated.

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

     The Company has planned 2001 capital expenditures of approximately $3.6 million. These expenditures include the development of sales and marketing programs, MIS/IT, accounting software and other office improvements. Additionally, the Company has 2001 planned expenditures for the purchase of Vacation Interval inventory in Palm Springs, California, Whistler, British Columbia, Kona, Hawaii, Polo, Nevada and Puerto Mio, Mexico. The expenditures for purchases of the Palm Springs, Kona, Polo and Puerto Mio inventory are incurred only as the inventory is required when the sale of the related timeshare is finalized pursuant to the agreement with the original developer. In Whistler, the expenditures for purchases of inventory are incurred in the ordinary business operations of the Whiski Jack subsidiary through the purchase of individual condominium units which are resold as timeshare thereby limiting the working capital requirement consistent with historical business and financial practices. The total 2001 planned expenditures for inventory are $18 million. Also, the Company will expend approximately $3.7 million for the refurbishment of the resort properties, substantially all of which is financed through annual maintenance fees received from owners of Vacation Intervals.

     The future development of the Los Cabos property will require project financing for the first phase of approximately $6.5 million before development can proceed. The Company is currently negotiating for such financing with both U.S. and Mexican financial institutions and other investors. However, no commitment has been received from such institutions or investors. The Cabos project is included conditionally in the Company's 2001 plan, subject to obtaining such financing.

     At June 30, 2001, the Company had available inventory of developed Vacation Interval weeks of 5,043 weeks for Club Regina in Mexico, which includes, 360 weeks at the Westin Whistler Hotel and 3,848 weeks available from Cimarron, Kona, Polo and Puerto Mio where weeks are purchased as they are sold. Lastly, there are 387 weeks remaining at Whiski Jack in Canada. Based on historical sales levels and planned sales for 2001, the remaining inventory for Club Regina and Whiski Jack will provide approximately 17 months and 7 months, respectively, of inventory for sales in 2001. Also, at June 30, 2001, the Company had approximately 1,158 of remaining developed Vacation Interval weeks at Teton Club joint venture and anticipates it will sell this remaining inventory by the end of 2003. The Company plans to increase its Vacation Interval weeks inventory through development of additional properties and making acquisitions in the short term from Puerto Mio, Polo Resorts and Kona Reef Resorts, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

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

     At June 30, 2001 and December 31, 2000, the Company had outstanding $94.5 million of 13% Senior Notes, $14.1 million and $19.0 million outstanding under the FINOVA line of credit that bears interest at 8.75% and 11.4%, $16.8 million and $12.7 million outstanding under the Textron credit line that bears interest at 9.2% and 11.5%, $2.6 million and $4.8 million outstanding under the Bancomer loan that bears interest at 12%, $4.6 million and $4.1 million mortgage notes payable that bears interest at an average interest rate of 11.4% for both periods, and $3.4 million and $5.6 million of bank and other debt that bears interest at an average interest rate of 11.8% and 12.6%. Approximately $15.6 million, $9.4 million, $7.8 million, $99.7 million, $2.7 million and $1.0 million of the outstanding debt which has stated repayment amounts is due in 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. In addition to such debt, the Company has $5.9 million of Pay-in-Kind Preferred Stock outstanding at June 30, 2001. The Pay-in-Kind Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company. At June 30, 2001, the Company had $1.0 million of accrued and unpaid interest on Senior Notes. As of June 30, 2001, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, "Adjusted Current Assets" to "Adjusted Current Liabilities" ratio (as each is defined in the loan agreement) and the minimum capital test covenant, but obtained timely waivers for such non-compliance.

     At June 30, 2001, the Company was, and continues to be, highly leveraged, with substantial debt service requirements. As discussed above, the Company incurs significant liquidity needs to fund its semi-annual Senior Notes interest payments due June 1 and December 1. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is principally dependent on its ability to restructure its Senior Notes with a reduction in the principal amount outstanding and to attract new equity or equity equivalent capital. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient additional credit capacity or equity capital or complete a debt restructuring, sale of assets or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through June 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

     The Company's borrowing capacities under the FINOVA and Textron notes receivable based credit facilities are $20.0 million and $18.0 million, respectively. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $0.6 million and $1.3 million under the FINOVA and Textron lines of credit respectively, at June 30, 2001, were available for borrowing under the credit facilities. Additionally, the Company has available $20.0 million of notes receivable based facility capacity through the Cimarron Project Development, Management and Sales Agreement. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement and outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate (7.0% at June 30, 2001) plus 225 basis points. Textron will lend 90% on pledged notes receivable denominated in United States dollars and held by United States residents. Borrowings can be made under this facility for 24 months after the date of the first draw, and the facility matures five years from the date of the first draw. No advances have been made under the receivables credit facility.

     The Company's payment of the Senior Notes interest through June 2002 will be based on available cash and will require modification to the terms of current credit agreements although the Company is currently working on restructuring a portion of the Senior Notes that would reduce the amount required for the interest payments. The modifications to its credit agreements may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors, or the portion of collateral which can be based on Mexican currency and expanding the borrowing limit. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in commitments that will satisfy the Company's working capital needs through June 2002.

     In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring. While the Company believes it will be able to obtain additional financing and execute a capital restructuring and has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's ability to operate would be jeopardized. If the conditions described above continue to exist at the time of release of its financial statements for the year that will end December 31, 2001, the Company's status as a going concern could be jeopardized.



     As part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the construction loan and receivables loan not repaid by the Teton Club, and is also responsible for any working capital deficits at the Teton Club.

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

  Exhibit No.                   Description

     10.1 -- FINOVA Side Letter No. 5 to Corporate Guarantee and Subordination Agreement, dated June 7, 2001.

     10.2 -- Textron  Amendment  to Loan and Security  Agreement,  dated June 1,
             2001

     10.3 --  Bancomer  Amendement  Agreement dated June 14, 2001

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


                                            RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date: August 14, 2001                     By:       /S/ George E. Aldrich
                                                 --------------------------
                                                      George E. Aldrich
                                                    Senior Vice President
                                                  - Finance and Accounting
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description

10.1+-- FINOVA  Side  Letter  No. 5 to  Corporate  Guarantee  and  Subordination
        Agreement, dated June 7, 2001.

10.2+-- Textron Amendment to Loan and Security Agreement, dated June 1, 2001

10.3+-- Bancomer Loan Agreement dated June 14, 2001


+Filed herein