Form 10-Q
period 2001-09-30
CR RESORTS CAPITAL S DE R L DE C V; RAINTREE RESORTS INTERNATIONAL INC
filed 2001-11-14
CIK 1058736, 1058737

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

                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of September 30, 2001, the Registrant had 12,039,807 shares of Common Stock outstanding and Warrants to purchase 3,096,455 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 2000 and September 30, 2001 (Unaudited) .........................................    3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three and Nine Months ended September 30, 2000 and 2001 (Unaudited) ..................    4
         Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 2000 and 2001 (Unaudited)..............................   5
         Notes to Consolidated Financial Statements (Unaudited) September 30, 2001 ..........................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................  13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  21

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................................................  22
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  22
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................  22
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  22
     ITEM 5. OTHER INFORMATION ..............................................................................  22
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................  22

SIGNATURES.................................................................................................... 23



                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                 (Unaudited)
                                                                                  December 31,   September 30,
                                                                                      2000           2001
                                                                                  ------------   -----------
Assets
    Cash and cash equivalents ..................................................   $   3,373    $   3,152
    Vacation Interval receivables and other trade receivables, net .............      76,140       78,168
    Inventories ................................................................         917        1,107
    Refundable Mexican taxes ...................................................       2,461          532
    Facilities, office furniture and equipment, net ............................       5,168        4,714
    Land held for vacation ownership development ...............................      11,503       12,493
    Property held for sale .....................................................       1,301          338
    Equity investments .........................................................       2,062        2,311
    Cost of unsold vacation ownership intervals and related club memberships ...      13,303       11,605
    Retained interest in hotel cash flows ......................................       4,000           --
    Deferred loan costs, net ...................................................       6,427        6,307
    Exclusivity agreement and other intangibles ................................       2,872        2,830
    Prepaid and other assets ...................................................       4,225        6,401
                                                                                   ---------    ---------
Total assets ...................................................................   $ 133,752    $ 129,958
                                                                                   =========    =========

Liabilities and Shareholders' Investment

Liabilities
    Accounts payable ...........................................................   $   9,313    $   8,234
      Accrued  interest payable ................................................       1,876        5,132
      Refurbishment reserve ....................................................       3,210        3,596
      Inventory acquisition liabilities ........................................       2,346        5,660
      Other accrued liabilities ................................................       8,109        8,335
    Notes payable ..............................................................      46,192       39,170
    Senior Notes, due 2004, net of unamortized original issue discount of $4,952
       and $4,006 at December 31, 2000 and September 30, 2001, respectively ....      89,548       90,494
    Taxes payable ..............................................................         940        4,514
    Sales deposits and unearned service fees ...................................       2,779       10,706
                                                                                   ---------    ---------
Total liabilities ..............................................................     164,313      175,841

Commitments and Contingencies

Redeemable Preferred Stock
    Redeemable Preferred stock; Par value $.001; 5,000,000 shares authorized,
       50,000 shares issued and outstanding at September 30, 2001; aggregate
       liquidation  preference of $5,941 at September 30, 2001 .................       5,630        6,022

Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 and 12,039,807 shares issued and outstanding at December 31, 2000
       and September 30, 2001, respectively ....................................          11           12
    Additional paid-in capital .................................................       1,505        1,132
    Warrants to purchase, 4,369,962 and 3,096,455 shares of common stock
       at December 31, 2000 and September 30, 2001 .............................       9,341        9,335
    Accumulated deficit ........................................................     (47,025)     (62,201)
    Cumulative translation adjustment ..........................................         (23)        (183)

Total shareholders' deficit ....................................................     (36,191)     (51,905)
                                                                                   ---------    ---------
Total liabilities and shareholders' deficit ....................................   $ 133,752    $ 129,958
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



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        Nine Months Ended       Three Months Ended
                                                          September 30,          September 30,
                                                      --------------------    --------------------
                                                        2000        2001        2000        2001
                                                      --------    --------    --------    --------
Statement of Operations
Revenues
   Vacation Interval sales ........................   $ 55,529    $ 44,417    $ 20,242    $  9,172
   Rental and service fee income ..................      8,142      11,105       2,590       3,351
   Interest income on Vacation Interval receivables      6,213       5,800       2,064       1,830
   Sale of assets and other income ................      2,014       2,407         700       1,773
                                                      --------    --------    --------    --------
     Total revenues ...............................     71,898      63,729      25,596      16,126
Costs and Operating Expenses
   Cost of Vacation Interval sales ................     13,175      12,154       4,722       2,987
   Provision for doubtful accounts ................      4,671       3,068       1,720         806
   Advertising, sales and marketing ...............     25,010      24,379       9,263       6,835
   Maintenance and energy .........................      9,418      13,154       3,480       4,306
   General and administrative .....................      8,926       9,104       3,343       3,567
   Depreciation ...................................      1,243       1,176         383         400
    Loss on sale of assets ........................      7,249          --       1,049          --
                                                      --------    --------    --------    --------
     Total costs and operating expenses ...........     69,692      63,035      23,960      18,901
                                                      --------    --------    --------    --------
Operating income (loss) ...........................      2,206         694       1,636      (2,775)
   Interest expense, net ..........................     15,824      15,079       5,172       4,905
   Equity in (gains) losses on equity investments .      1,106        (435)      1,059          54
   Foreign currency exchange (gains) losses, net ..        241        (937)       (755)        703
                                                      --------    --------    --------    --------
Net loss before taxes .............................    (14,965)    (13,013)     (3,840)     (8,437)
   Foreign income and asset taxes .................       (583)      2,163        (620)        823
                                                      --------    --------    --------    --------
Net loss before extraordinary gain ................    (14,382)    (15,176)     (3,220)     (9,260)
   Extinguishment of debt, net of taxes ...........      1,021          --       1,021          --
                                                      --------    --------    --------    --------

Net loss before preferred dividends ...............    (13,361)    (15,176)     (2,199)     (9,260)
   Preferred stock dividends ......................        376         391         122         138
                                                      --------    --------    --------    --------
Net loss available to common shareholders .........   $(13,737)   $(15,567)   $ (2,321)   $ (9,398)
                                                      ========    ========    ========    ========

Net loss per share before extraordinary gain
    (Basic and Diluted) ...........................   $  (1.17)   $  (1.06)   $  (0.26)   $  (0.64)

Net loss per share
    (Basic and Diluted) ...........................   $  (1.09)   $  (1.06)   $  (0.18)   $  (0.64)

Weighted average number of common shares
    (Basic and Diluted) ...........................     12,636      14,636      12,636      14,636

Comprehensive Loss
Net loss before preferred stock dividends .........   $(13,361)   $(15,176)   $ (2,199)   $ (9,260)
Other comprehensive loss:
   Foreign currency translation adjustment ........       (158)       (160)        (56)       (137)
                                                      --------    --------    --------    --------
Comprehensive loss ................................   $(13,519)   $(15,336)   $ (2,255)   $ (9,397)
                                                      ========    ========    ========    ========



              The accompanying notes are an integral part of these
                             financial statements.


              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   2000            2001
                                                                                -----------    -----------

Operating activities
Net loss ......................................................................   $(13,361)   $(15,176)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................      2,231       2,122
     Amortization of deferred loan costs ......................................      1,064       1,359
     (Gain) loss on sale of assets ............................................      7,249      (1,788)
     Gain on extinguishments of debt ..........................................     (1,571)         --
     Provision for doubtful accounts ..........................................      4,671       3,068
     Equity in losses (gains) on equity investments ...........................      1,106        (435)
     Changes in other operating assets and liabilities:
       Vacation Interval receivables and other trade receivables ..............    (18,277)     (5,074)
       Cost of unsold vacation ownership intervals and related club memberships      7,098       1,265
       Prepaid and other assets ...............................................     (1,577)     (2,183)
       Accounts payable and accrued liabilities ...............................      3,954       6,297
       Taxes payable/refundable ...............................................      1,271       5,482
       Sales deposits and unearned services fees ..............................      1,180       7,927
                                                                                  --------    --------
Net cash provided by (used in) operating activities ...........................     (4,962)      2,864

Investing activities
   Purchase of land and other assets held for vacation ownership development ..       (694)       (779)
   Proceeds from sale of assets ...............................................      8,273       6,470
   Additions to facilities, office furniture and equipment ....................       (841)       (705)
                                                                                  --------    --------
Net cash  provided by investing activities ....................................      6,738       4,986

Financing activities
    Additional bank and other loans, net of related expenses ..................     18,849      19,843
    Repayment of bank loans and senior notes ..................................    (24,761)    (27,804)
    Exercise of warrants ......................................................         --          13
    Dividend payments on and redemption of  preferred stock ...................       (813)         --
                                                                                  --------    --------
Net cash used in financing activities .........................................     (6,725)     (7,948)

Decrease in cash and cash equivalents .........................................     (4,949)        (98)
Effect of exchange rate changes on cash .......................................        (80)       (123)
Cash and cash equivalents, at beginning of the period .........................      8,311       3,373
                                                                                  --------    --------
Cash and cash equivalents, at end of the period ...............................   $  3,282    $  3,152
                                                                                  ========    ========

Supplemental disclosures of cash flow information
    Cash paid during the period for interest ..................................   $ 11,212    $ 14,851
    Cash received during the period for income and asset taxes ................        (26)       (216)

Non-cash financing activities
      Stock dividends accrued and accretion on preferred stock ................   $    376    $    391



              The accompanying notes are an integral part of these
                             financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 2001


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

Liquidity

     In connection with the Company's August 1997 purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At September 30, 2001, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce through acquisition or restructuring its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations.

     The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The Company is currently in the process of soliciting interim financing to enable it to meet its $6.1 million semi-annual interest payment as of December 1, 2001, and working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in commitments that will satisfy the Company's working capital needs through 2002.

     In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring. While the Company believes it will be able to obtain additional financing and execute a capital restructuring and has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's operation could be materially adversely affected. If the conditions described above continue to exist at the time of release of its financial statements for the year that will end December 31, 2001, the Company's status as a going concern could be jeopardized.

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

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three and nine month period ended September 30, 2000 and 2001.

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

 The following presents the foreign currency exchange gains and losses for the year 1999, 2000 and 2001 by quarter (in thousands):

Quarterly Gain/(Loss)            1999        2000          2001
---------------------           ------     --------       ------

First Quarter                  $  529      $    778      $  (239)
Second Quarter                   (727)       (1,774)       1,879
Third Quarter                     443           755         (703)
Fourth Quarter                    556          (884)
                               ------      --------      -------
                               $  801      $ (1,125)     $   937
                               ======      ========      =======


     The following table presents the quarter end exchange rates for the Mexican peso:

                                           Pesos = 1.00 US Dollar
                                           ----------------------
                                         1999        2000        2001
                                        -----       -----       -----
     March 31 ........................  9.516       9.233       9.520
     June 30 .........................  9.488       9.954       9.085
     September 30 ....................  9.358       9.429       9.554
     December 31 .....................  9.522       9.600


     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.8 million in restricted funds at September 30, 2001.

Land Held for Vacation Ownership Development

     The Company owns a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on this parcel of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.2 million and $0.7 million was capitalized during each of the three and nine months ended September 30, 2000 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2001.

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

New Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment/Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal or long-lived assets. The Company is required to and will adopt SFAS No. 144 on January 1, 2002. The Company is currently analyzing the provisions of SFAS No. 144 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. At September 30, 2001, the Company had outstanding 2,596,455 warrants to purchase shares of common stock at an exercise price of $0.01 per share. Since the common shares issuable under these warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic earnings per share as of the date they were issued.

     At September 30, 2001, the Company had outstanding 721,500 stock options with a weighted-average exercise price of $3.23 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with a $5.9 million Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock are not included in diluted EPS as the exercise prices exceed the estimated fair value of common stock. The warrants for 2,596,455 shares of common stock are included in both the computation of basic and diluted EPS.

NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

         Vacation Interval receivables and other trade receivables were as follows (in thousands):


                                                December 31,      September 30,
                                                    2000              2001
                                                ------------       ----------
Vacation Interval receivables .........           $ 78,709         $ 78,274
Other trade receivables ...............              6,985            8,686
Less - allowances for doubtful accounts             (9,554)          (8,792)
                                                  --------         --------
      Total ..........................            $ 76,140         $ 78,168
                                                  ========         ========

     Allowances for uncollectible accounts increased by $3.1 million for additional estimated reserves, and decreased by $3.8 million for receivable write-offs, net of recoveries during the nine months ended September 30, 2001.

     The Company estimates that at December 31, 2000 and at September 30, 2001, approximately 46% and 49%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 37% and 35% of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 11% and 10% of Vacation Interval receivables were denominated in Mexican pesos, and 6% of Vacation Interval receivables were denominated in Canadian dollars for both periods.


NOTE 4. INVENTORY ACQUISITION AND OTHER ACCRUED LIABILITIES

     Inventory acquisition liabilities are for the Cimarron, Kona and Puerto Mio
inventory   purchases.   Other  accrued  liabilities   includes  such  items  as
commissions, payroll, withholding taxes and legal accruals.


NOTE 5.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -


                                                                               December 31,       September 30,
                                                                                  2000                2001
                                                                             --------------       ------------
     Credit Agreement Notes and Loans ....................................         $ 36,588           $ 31,370
     Mortgages Payable ...................................................            4,112              4,442
     Cabos West Notes Payable  ...........................................            2,350              2,350
     Notes Payable to Financial Institution and Other Debt ...............            2,142              1,008
     Notes Payable to Shareholders .......................................            1,000                 --
                                                                                   --------           --------
                                                                                   $ 46,192           $ 39,170
                                                                                   ========           ========

     Credit Agreement Notes and Loans - The November 1998 amended credit agreement with FINOVA Capital Corporation (FINOVA) includes a receivables based credit facility of $20.0 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit under the credit agreement is $34.0 million. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States, Canadian and Mexican residents (Mexican obligors limited to 15% of total receivables pledged). These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 11.25% and 8.25% per annum at December 31, 2000 and September 30, 2001 respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which was 11.75% per annum at December 31, 2000. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and the advance period ends November 2001. As of December 31, 2000 and September 30, 2001, the outstanding balance of the receivables line of credit was $14.6 million and $13.0 million, respectively. The inventory based credit facility was $4.4 million as of December 31, 2000 and was paid in full in March 2001. As of September 30, 2001, the Company was not in compliance with the FINOVA loan covenants related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, "Mexican and other" receivables delinquency test and the minimum capital test covenant, and obtained timely waivers for such non-compliance.

     In November 1999, the Company entered into a notes receivable loan facility with Textron Financial Corporation (Textron) that has a borrowing limit of $22.357 million, as amended. Certain of the Company's notes receivable collateralize the loan, and the loan has three borrowing components. The first borrowing component has a $13.0 million borrowing limit and is collateralized by up to 60% by number of notes of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. The amount of UDI denominated receivable is further limited to $3.0 million of the outstanding principal balance. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican Peso and UDI denominated notes receivable, respectively. The second borrowing component has a $5.0 million borrowing limit and is collateralized by up to 60% by number of notes of notes receivables denominated in Mexican pesos and the remainder in U.S. dollars. Textron will lend up to 80% on these pledged notes. The third borrowing component has a $4.357 million borrowing limit relating to sales of Kona Reef inventory and is collateralized by up to 60% by number of notes of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican Peso and UDI denominated notes receivable, respectively. These notes are assigned to the lender and as payments are received they are applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development. Additionally, the entire outstanding loan balance is to be paid in full on or before December 31, 2005. The outstanding loans bear interest at a fluctuating base rate based on the Chase Manhattan Bank prime rate plus 200 basis points for the $13.0 million and the $4.357 million and 275 basis points for the $5.0 million components, respectively, that is adjusted on the first day of each month with the interest due monthly. As of December 31, 2000 and September 30, 2001, the outstanding balance under the $13.0 million portion of the loan facility was $12.7 million and $12.3 million, with an interest rate on the outstanding balance of 11.5% and 8.5%, respectively. Draws on the $5.0 million portion of the loan facility began in 2001, with an outstanding loan balance of $4.5 million as of September 30, 2001 and an interest rate of 9.25%. No advances have been made under the $4.357 million portion of loan facility.

     Additionally, the Company has available $20.0 million of notes receivable based facility capacity in conjunction with the Cimarron Project Development, Management and Sales Agreement. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement. Textron will lend up to 70% of the outstanding principal balance of all eligible notes receivable executed by Mexican residents with no less than 30% of the outstanding principal balance of eligible notes receivable executed by United States or Canadian residents. Additionally, Textron will lend 90%, 85%, 80% and 50% on pledged U.S. dollar denominated notes receivable executed by a United States or Canadian resident, U.S. dollar denominated notes receivable executed by a Mexican resident, Mexican Peso denominated notes receivable executed by a Mexican resident, and UDI denominated notes receivable held by a Mexican resident, respectively. The facility matures November 1, 2004. The outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate (6.5% at September 30, 2001) plus 225 basis points. No advances have been made under the receivables credit facility.

     The Bancomer November 1999 UDI based $7.0 million loan agreement and the June 2001 additional $800,000 U.S. dollar borrowings are collateralized by the Company's UDI denominated notes receivable. The collateral maintained by the Company equals 3 times the outstanding borrowings under the loan. The notes receivable are assigned to the lender and as payments are received, they are applied to this loan. The loan bears simple interest at a rate of 12% per annum. As of December 31, 2000 and September 30, 2001, the outstanding balance was $4.8 million and $1.6 million, respectively.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at 8.25% to 15.25% during 2000 and at September 30, 2001, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both periods. The average interest rate paid was 11.4% and 11.5% during 2000 and 2001, respectively.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 13% and are due on demand.

Notes Payable to Financial Institutions - In April 2000, the Company entered into a note payable to North Shore Credit Union, in connection with the Canadian units purchased. The notes bear an interest rate of prime plus 2.5%, which totaled 10.0% and 7.75%, and an outstanding loan balance of $2.0 million and $1.0 million at December 31, 2000 and September 30, 2001, respectively, and is due on demand.

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

     The following table presents segment information (in thousands):


                                                                                              Corporate
                                                 Mexico         Canada           U.S.         and Other        Total
                                               ------------   ------------    ------------   ------------    -----------
As of and for the three months ended
  September 30, 2001:
Revenues from external customers*...             $ 11,871       $  2,487        $     35        $  1,733       $ 16,126
Depreciation and amortization ......                  347             41              --              12            400
Operating income (loss) ............               (3,769)           (67)             35           1,026         (2,775)
Income tax expense .................                  940           (117)             --              --            823
Capital expenditures ...............                  221             20              --               1            242

     * Mexico's revenues exclude deferred Vacation Interval sales of $7.3 million pending title transfer on the acquisition of the underlying units for the three months ended September 30, 2001.

                                                                               Corporate
                                                 Mexico         Canada         and Other        Total
                                               ------------   ------------    ------------    -----------
As of and for the three months ended
  September 30, 2000:
Revenues from external customers ...             $ 22,958       $  2,627        $     11        $ 25,596
Depreciation and amortization ......                  327             40              16             383
Operating income (loss) ............                2,401           (189)           (576)          1,636
Income tax expense .................                 (452)          (168)             --            (620)
Capital expenditures ...............                  476            143              77             696

                                                                                              Corporate
                                                 Mexico         Canada           U.S.         and Other        Total
                                               ------------   ------------    ------------   ------------    -----------
As of and for the nine months ended
  September 30, 2001:
Revenues from external customers*............    $ 52,770       $  9,109        $     90        $  1,760       $ 63,729
Depreciation and amortization................       1,014            124              --              38          1,176
Operating income ............................         258            520              90            (174)           694
Income tax expense...........................       2,169             (6)             --              --          2,163
Capital expenditures ........................       1,418             57              --               9          1,484
Total assets ................................     112,868         11,748             201           5,141        129,958

     * Mexico's revenues exclude deferred Vacation Interval sales of $12.6 million pending title transfer on the acquisition of the underlying units for the nine months ended September 30, 2001.

                                                                               Corporate
                                                 Mexico         Canada         and Other        Total
                                               ------------   ------------    ------------    -----------
As of and for the nine months ended
  September 30, 2000:
Revenues from external customers ............    $ 63,669       $  8,099        $    130        $ 71,898
Depreciation and amortization................         929            266              48           1,243
Operating income (loss) .....................       3,954           (116)         (1,632)          2,206
Income tax expense...........................        (399)          (184)             --            (583)
Capital expenditures ........................       1,108            337             120           1,565
Total assets ................................     116,313         12,720           2,839         131,872

Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. In July 2001, the Company and Starwood terminated the Asset Management Agreement between the parties, which is reflected as Retained Interest in Hotel Cash Flows for $4.0 million on the December 31, 2000 balance sheet. Starwood paid the Company $5.4 million in conjunction with the termination. The Company recorded a gain of approximately $1.4 million during the third quarter 2001, which is included in Corporate and Other. Also, the U.
S. joint venture is included in Corporate and Other, after the operating loss, and had an equity loss of $1.1 million and $0.05 million for the three months ended September 30, 2000 and 2001, respectively, and an equity loss of $1.1 million and gain of $0.4 million for the nine months ended September 30, 2000 and 2001, respectively.


NOTE 7. REDEEMABLE PREFERRED STOCK

     The Redeemable Preferred requires that annual dividends be paid either in cash equaling 9% of the Preferred's $100 per share Liquidation Preference, or accrued and added to the Liquidation Preference. Furthermore, the Company has the right, at its option to redeem at any time the Redeemable Preferred, in whole or in part, but not later than March 2005, at which time redemption is mandatory upon payment in cash of the Liquidation Preference or in shares of capital stock valued at the Liquidation Preference.


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


NOTE 9. JOINT VENTURE OPERATIONS

     The Teton Club, LLC ("Teton Club"), is a joint venture between the Company and the owner and developer of the Teton Village area near Jackson Hole, Wyoming that is accounted for using the equity accounting method. The Teton Club has a financing commitment from FINOVA consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20.0 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement, the Company is directly obligated for 25% of the construction loan, the pre-sale working capital loan and the receivables loan to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of September 30, 2001, the Teton Club had balances of $16.1 million and $5.6 million on the construction and accounts receivable financing, respectively. The working capital loan was paid off in June 2001.


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


NOTE 11. TERMINATION OF RETAINED INTEREST IN HOTEL CASH FLOWS

     In July 2001, the Company and Starwood terminated the Asset Management Agreement between the parties, which is reflected as Retained Interest in Hotel Cash Flows for $4.0 million on the December 31, 2000 balance sheet. Starwood paid the Company $5.4 million in conjunction with the termination. The Company recorded a gain of approximately $1.4 million during the third quarter 2001 which is included in Sale of assets and other income.


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

COMPARISONS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

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

The following presents segment data in thousands:


                                               For the Nine Months ended September 30,
                      ---------------------------------------------------------------------------------------------
                                                        Operating
                                                          Income                          Capital
                          Revenues*         %             (Loss)             %          Expenditures        %
                        -------------    ---------     -------------    ------------    ------------    -----------
 2001 -
 Mexico                   $ 52,770          82.8%        $    258          37.2%          $  1,418         95.6%
 Canada                      9,109          14.3%             520          74.9%                57          3.8%
 United States                  90           0.1%              90          13.0%                --          0.0%
 Corporate and other         1,760           2.8%            (174)        (25.1)%                9          0.6%
                          --------         -----         --------         -----           --------        -----
    Total                 $ 63,729         100.0%        $    694         100.0%          $  1,484        100.0%
                          ========         =====         ========         =====           ========        =====

 2000 -
 Mexico                   $ 63,669          88.5%        $  3,954         179.3%          $  1,108         70.8%
 Canada                      8,099          11.3%            (116)         (5.3)%              337         21.5%
 Corporate and other           130           0.2%          (1,632)        (74.0)%              120          7.7%
                          --------         -----         --------         -----           --------        -----
    Total                 $ 71,898         100.0%        $  2,206         100.0%          $  1,565        100.0%
                          ========         =====         ========         =====           ========        =====



* Mexico's revenues exclude deferred Vacation Interval sales of $12.6 million pending title transfer on the acquisition of the underlying units.

     Mexico's Segment Results - Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000. Revenues decreased $10.9 million as the number of weeks sold decreased by 39.2% and the average price increased $3,195 for the nine months ended September 30, 2001 over the comparable prior year period. Operating income decreased $3.7 million in conjunction with the decrease in sales offset by the prior year $7.2 million provision for loss on the sale of property. Excluding the impact of the prior year loss on the sale of property, operating income was down $10.9 million. However, in 2001 the Company received deposits, on 710 weeks of sales totaling $12.6 million, for which Vacation Interval revenues are deferred pending title transfer on the acquisition of the underlying units. The Company estimates the impact of deferral of the Vacation Interval sales was to reduce 2001 operating profit by $6.1 million. After consideration of the impact of the deferred Vacation Interval sales on operating income, operating income decreased $4.8 million resulting from a higher cost of Vacation Interval sales per sales dollar, lower other income and overall higher net maintenance and energy costs.

     Canada's Segment Results - Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000. Revenues increased $1.0 million, primarily as the number of weeks sold increased 6.7% and the average price increased $1,153. The increase in both the number of weeks sold and the average price is due to the closing of Westin Vacation Interval sales that had not been recognized previously since titles had not been received on the underlying units. Operating income increased $0.6 million in conjunction with the increased Vacation Interval sales.

     Corporate and Other - Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000. Revenues increased by $1.6 million and operating income increased $1.5 million, a result of the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001. Starwood paid the Company $5.4 million in conjunction with the termination and The Company recorded a gain of approximately $1.4 million.

Consolidated Results

     Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

     Vacation Interval sales decreased $11.1 million, or 20.0%, for the nine months ended September 30, 2001 when compared to the same period during 2000. The number of Vacation Interval memberships sold decreased by 1,449 weeks, or 34.2%, from 4,239 weeks for the nine months ended September 30, 2000 to 2,790 weeks for the nine months ended September 30, 2001. Additionally, the average price increased $2,821 or 21.5% from $13,099 for the nine months ended September 30, 2000 to $15,920 for the nine months ended September 30, 2001. However, the Company deferred 710 Vacation Interval sales totaling $12.6 million pending title transfer on the acquisition of the underlying units. Contributing to the higher average price is the increase in availability of two bedroom units which result in the Company receiving an overall higher average price on sales of its memberships and a reduction in sales discounts during 2001. The decrease in sales volume adjusted for the impact of deferred Vacation Interval sales primarily took place during the 3rd quarter which decreased 600 weeks with the month of September down 283 weeks. September was negatively impacted by reduced travel after the terrorist attcks on the World Trade Center and Pentagon. Additionally, the current year sales volume decrease is magnified by the strong prior year sales volume which was up 355 weeks, or 29.2% over the prior year.

     Rental and service fee income increased by $3.0 million, or 36.4% for the nine months ended September 30, 2001 compared to the comparable prior year period. The increase results primarily from an increase of approximately 4,685 new members paying service fees during the first nine months of 2001 compared to the prior year period and an overall 5% increase in the 2001 service fee charged to members.

     Interest income on Vacation Interval receivables decreased by $0.4 million or 6.6% for the nine months ended September 30, 2001 compared to the prior year period. The Company records UDI inflation impact on Vacation Interval receivables as interest income, which was $0.3 million lower when compared to the prior year in response to the lower inflation rates in Mexico in the current period.

     Sale of assets and other income increased approximately $0.4 million from approximately $2.0 million for the nine months ended September 30, 2000 to approximately $2.4 million for the nine months ended September 30, 2001. The increase in other income was a result of the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001. Starwood paid the Company $5.4 million in conjunction with the termination and the Company recorded a gain of approximately $1.4 million. Additionally a decrease in hotel operations of $0.6 million at the Villa Vera during 2001 occurred because of lower occupancy and decreased average rates and the Company had lower sales during 2001 at retail theme store operations.

     Cost of Vacation Interval sales decreased by $1.1 million, or 7.7% for the nine months ended September 30, 2001 compared to the same period during 2000 in response to overall lower sale revenues. However, as a percentage of Vacation Interval sales, Cost of Vacation Interval sales increased from approximately 23.7% for the nine months ended September 30, 2000 to approximately 27.1% for the nine months ended September 30, 2001. The increase results from inventory currently being acquired from Cimarron, Kona, Puerto Mio and Westin Whistler that are at a higher cost per week acquired than the company's historical cost rate per week of inventory.

     Provision for bad debt reserves decreased approximately $1.6 million or 34.3% from approximately $4.7 million for the nine months ended September 30, 2000 to $3.1 million for the nine months ended September 30, 2001. Based on a review of historical receivables defaults, the actual default rate was less than the anticipated default rate and therefore, the current rate used to determine the provision was adjusted. The Company believes that the recorded reserve provides adequate coverage of default risk for the Vacation Interval receivables under current market conditions. Additionally, the provision for bad debts decreased in response to the 20.0% decrease in Vacation Interval sales.

     Advertising, sales and marketing expenses decreased approximately $0.6 million, or 2.5%, from approximately $25.0 million for the nine months ended
September 30, 2000, to approximately $24.4 million for the nine months ended September 30, 2001. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from approximately 45.0% for the nine months ended September 30, 2000 to approximately 54.9% for the nine months ended September 30, 2001. The increase in 2001 results from marketing costs associated with the $12.6 million deferral of sales in Mexico (see Vacation Interval Sales discussion above). On a proforma basis assuming the recognition of the deferred sales and the $2.3 million of deferred commissions, the advertising, sales and marketing expenses as a percentage of Vacation Interval sales would be 46.8%, which is an increase of 4.0% from the nine months ended September 30, 2000.

     Maintenance and energy expenses increased approximately $3.7 million, or 39.7%, from approximately $9.4 million for the nine months ended September 30, 2000, to approximately $13.1 million for the nine months ended September 30, 2001. The increase in expenses was caused by maintenance and energy expenses associated with new units from the Westin Whistler acquisition in March 2000, the Cimarron acquisition in May 2000, the addition of 42 units previously leased to Westin in Mexico in October, 2000 and increased costs associated with higher occupancy rates in Mexico. Additionally, expenses increased as a result of maintaining a higher membership base from the prior year.

     Interest expense was approximately $0.7 million less in the first nine months of 2001 as compared to the first nine months of 2000 due primarily to the lower level of debt outstanding including the $5.5 million decrease in Senior Notes between periods. The weighted average interest rate decreased 0.4% from September 30, 2000 to September 30, 2001, and the average debt decreased $8.4 million.

     The foreign currency exchange gain was approximately $0.9 million during the first nine months of 2001 compared to a loss of approximately $0.2 million during the first nine months of 2000. The decrease in the loss between periods results from a stronger peso against the U.S. dollar during the nine months of 2001 compared to the prior year period.

     Foreign income and asset taxes increased $2.7 million for the nine months ended September 30, 2001 compared to the prior year period. The Company is subject to Mexican asset taxes, a portion of which was previously subject to a three-year exemption period, which is now expired.


MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the nine months ended September 30, 2001 increased 1% when compared to the average monthly peso exchange rate for the nine months ended September 30, 2000.

However, the Company estimates that inflation in Mexico was approximately 6.1% since September 2000. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and general and administrative expenses are primarily settled in pesos, and were negatively impacted by the effect of inflation.

COMPARISONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Segment Results

The following presents segment data in thousands:

                                              For the Three Months ended September 30,
                      --------------------------------------------------------------------------------------------
                                                        Operating
                                                          Income                         Capital
                         Revenues*          %             (Loss)            %          Expenditures         %
                        -------------    ---------     -------------    -----------    -------------    --------
 2001 -
 Mexico                   $ 11,871          73.6%       $  (3,769)        135.9%         $    221          91.3%
 Canada                      2,487          15.4%             (67)          2.4%               20           8.3%
 United States                  35           0.2%              35          (1.3)%              --           0.0%
 Corporate and other         1,733          10.8%           1,026         (37.0)%               1           0.4%
                          --------         -----        ---------         -----          --------         -----
    Total                 $ 16,126         100.0%       $  (2,775)        100.0%         $    242         100.0%
                          ========         ======       =========         ======         ========         ======

 2000 -
 Mexico                   $ 22,958          89.7%       $   2,401         146.8%         $    476          68.4%
 Canada                      2,627          10.3%            (189)        (11.6)%             143          20.5%
 Corporate and other            11           0.0%            (576)        (35.2)%              77          11.1%
                          --------         -----        ---------         -----          --------         -----
    Total                 $ 25,596         100.0%       $   1,636         100.0%         $    696         100.0%
                          ========         ======       =========         ======         ========         ======


* Mexico's revenues exclude deferred Vacation Interval sales of $7.3 million pending title transfer on the acquisition of the underlying units.


     Mexico's Segment Results - Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000. Revenues decreased $11.1 million, or 48.3%, and operating income decreased $6.2 million for the three months ended September 30, 2001. The current year decrease in operating income is predominantly caused by the decrease in revenues. However, in 2001 the Company received deposits for which revenues are deferred pending title transfer on the acquisition of the underlying units. The Company estimates the impact of deferral of the sales was to reduce 2001 revenues by $7.3 million and operating profit by $3.9 million.

     Corporate and Other - Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000. Revenues increased $1.7 million and operating income increased $1.6 million, a result of the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001. Starwood paid the Company $5.4 million in conjunction with the termination and The Company recorded a gain of approximately $1.4 million.


Consolidated Results

     Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

     Vacation Interval sales decreased by approximately $11.0 million, or 54.7%, from approximately $20.2 million for the three months ended September 30, 2000 to approximately $9.2 million for the three months ended September 30, 2001. The number of Vacation Interval memberships sold decreased by 967 weeks, or 61.6%, from 1,571 weeks for the three months ended September 30, 2000 to 604 weeks for the three months ended September 30, 2001. Additionally, the average price increased $2,301 or 17.9% from $12,885 for the three months ended September 30, 2000 to $15,185 for the three months ended September 30, 2001. However, the Company deferred 367 sales totaling $7.3 million pending title transfer on the acquisition of the underlying units. Of the 600 weeks decrease in sales volume adjusted for the impact of deferred Vacation Interval sales that took place during the 3rd quarter, the month of September was down 283 weeks. September was negatively impacted by reduced travel after the terrorist attacks on the World Trade Center and Pentagon. Additionally, the current quarter sales volume decrease is magnified by the strong prior year quarter sales volume which was up 355 weeks, or 29.2% over the prior year quarter.

     Rental and service fee income increased by $0.8 million, or 29.4% for the three months ended September 30, 2001 compared to the prior year period. The increase results primarily from an increase in new members for the third quarter of 2001 compared to the same prior year period and an overall 5% increase in the 2001 service fee charged to members.

     Interest on vacation interval receivables decreased $0.2 million for the three months ending September 30, 2001 compared to the prior year due to a decrease in UDI income.

     Sale of assets and other income increased approximately $1.1 million from approximately $0.7 million for the three months ended September 30, 2000 to approximately $1.8 million for the three months ended September 30, 2001. The increase in sale of assets and other income is a result of the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001. Starwood paid the Company $5.4 million in conjunction with the termination and the Company recorded a gain of approximately $1.4 million. The gain on sale of assets was offset with lower net revenues from the Villa Vera hotel operations, which experienced lower occupancy levels and average rates for the three months ended September 30, 2001 when compared to the same period in the prior year. Additionally, Puerto Mio hotel operations that were added in June 2001 experienced net losses for the three months ended September 30, 2001.

     Provision for bad debt decreased $0.9 million or approximately 53.1% from approximately $1.7 million for the three months ended September 30, 2000 to $0.8 million for the three months ended September 30, 2001. Based on a review of historical receivables defaults, the actual default rate was less than the anticipated default rate and therefore, the current rate used to determine the provision was adjusted. The Company believes that the recorded reserve provides adequate coverage of default risk for the Vacation Interval receivables under current market conditions. Additionally, the provision for bad debts decreased in response to the 54.7% decrease in Vacation Interval sales.

     Cost of Vacation Interval sales decreased $1.7 million for the three months ended September 30, 2001 compared to the same period during 2000. However, as a percent of Vacation Interval sales, Cost of Vacation Interval sales increased from approximately 23.3% for the three months ended September 30, 2000 to approximately 32.6% for the three months ended September 30, 2001. The increase results from inventory currently being acquired from Cimarron, Kona, Puerto Mio and Westin Whistler that are at a higher cost per week acquired than the Company's historical cost rate per week of inventory.

     Advertising, sales and marketing expenses decreased approximately $2.4 million, or 26.2%, from approximately $9.2 million for the three months ended September 30, 2000, to approximately $6.8 million for three months ended September 30, 2001. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from approximately 45.8% for the three months ended September 30, 2000 to approximately 74.6% for the three months ended September 30, 2001. The increase in 2001 results from the marketing costs associated with the $7.3 million deferral of sales in Mexico (see Vacation Interval sales above). With the recognition of the deferred sales and the $1.3 million of deferred commissions, the advertising, sales and marketing expenses as a percentage of Vacation Interval sales would be 49.4% which is a 7.9% increase from the three months ended September 30, 2000.

     Maintenance and energy expenses increased approximately $0.8 million, or 23.7%, from approximately $3.5 million for the three months ended September 30, 2000, to approximately $4.3 million for the three months ended September 30, 2001. The increase in expenses was caused by maintenance and energy costs associated with the higher occupancy rates in Mexico and the costs associated with maintaining a higher membership base.

     Interest expense was approximately $0.2 million less in the third three months of 2001 as compared to the third three months of 2000 due primarily to the $5.5 million decrease in Senior Notes between periods. The weighted average interest rate decreased 0.7% from September 30, 2000 to September 30, 2001, and the average debt decreased $7.9 million, respectively.

     Foreign currency exchange loss was approximately $0.7 million during the three months ended September 30, 2001 compared to a gain of approximately $0.8 million during the comparable period of 2000. The increase in the loss between periods occurred due to a weaker peso against the U.S. dollar during the three months of 2001 compared to the prior year period.

     Foreign income and asset taxes increased $1.4 million for the three months ended September 30, 2001 compared to the prior year period. The Company is subject to Mexican asset taxes, a portion of which was previously subject to a three-year exemption period, which is now expired.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended September 30, 2001 weakened when compared to the average monthly peso exchange rate for the three months ended September 30, 2000. The Company estimates that current period costs settled in Mexican pesos decreased by approximately 1.3% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 6.1% since September 2000. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.


COMPARISONS OF SEPTEMBER 30, 2001 BALANCE SHEET AMOUNTS TO DECEMBER 31, 2000 BALANCE SHEET AMOUNTS

     The Retained Interest in Hotel Cash Flows agreement was terminated in July 2001. The Company and Starwood terminated the Asset Management Agreement between the parties and Starwood paid the Company $5.4 million in conjunction with the termination. The Company recorded a gain of approximately $1.4 million during the third quarter 2001.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $1.7 million from approximately $13.3 million as of December 31, 2000 to approximately $11.6 million as of September 30, 2001. The sale of units reduced unit inventory by approximately $12.1 million, which was offset by purchases in Canada of approximately $1.9 million, and in Mexico of approximately $6.2 million. The remainder of the decrease is primarily from reinstatement of inventory from defaulting owners in Mexico.

     Prepaids, deposits and other assets increased $2.2 million from $4.2 million as of December 31, 2000 to $6.4 million as of September 30, 2001. The increase in prepaids is related to the deferral of $2.3 million of sales commissions corresponding to the $12.6 million of deferred Vacation Interval sales pending title transfer on the acquisition of the underlying units.

     Accrued interest payable increased $3.3 million from $1.9 million December 31, 2000 to $5.1 million due to an additional three months of interest related to the Senior Notes.

     Inventory acquisition liabilities increased $3.4 million from $2.3 million December 31, 2000 to $5.7 million because of acquisitions in Kona and Puerto Mio.

     Taxes payable increased $3.6 million from $0.9 million to $4.5 million primarily due to receipt of a refund relating to prior period VAT taxes paid reflected as a reduction in prior year taxes payable, and increases associated with higher revenues and the asset tax discussed above, resulting in a current year net liability.

     Sales deposits and unearned service fees increased approximately $7.9 million from approximately $2.8 million as of December 31, 2000 to approximately $10.7 million as of September 30, 2001. This balance increased due to $7.5 million in deposits held for the deferred Vacation Interval sales pending title transfer on the acquisition of the underlying units. Additionally, unearned service fees were higher because a majority of the related fees are typically invoiced at the beginning of each year and then earned throughout the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company  generates  cash  for  operations  primarily  from the sale of
Vacation Interval weeks, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Interval weeks, the Company generates cash from all-cash sales, cash down payments on financed sales and collection of principal and interest on Vacation Interval receivables from financed sales. The Company also generates cash through loans secured by Vacation Interval receivables. At September 30, 2001, the Company had $78.3 million of Vacation Interval receivables of which approximately $41.4 million were pledged. At such date, approximately: (i) 49.4% of Vacation Interval receivables were U.S. dollar denominated, (ii) 34.7% of Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for

Mexican inflation, (iii) 10.3% of Vacation Interval receivables were denominated in Mexican pesos and 5.6% of Vacation Interval receivables were Canadian dollar denominated.

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

     At September 30, 2001, the Company had available inventory of developed Vacation Interval weeks of 1,228 weeks for Club Regina in Mexico, which includes, 360 weeks at the Westin Whistler Hotel and 4,035 weeks available from Cimarron, Kona, Polo and Puerto Mio where weeks are purchased as they are sold. Lastly, there are 907 weeks remaining at Whiski Jack in Canada. Based on historical sales levels and planned sales for 2001, the remaining inventory for Club Regina and Whiski Jack will provide approximately 11 months and 6 months, respectively, of inventory for sales in 2001. Also, at September 30, 2001, the Company had approximately 1,124 of remaining developed Vacation Interval weeks at Teton Club joint venture and anticipates it will sell this remaining inventory by the end of 2003. The Company plans to increase its Vacation Interval weeks inventory through development of additional properties and making acquisitions in the short term from Puerto Mio, Polo Resorts and Kona Reef Resorts, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

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

     At September 30, 2001 and December 31, 2000, the Company had outstanding $94.5 million of 13% Senior Notes, $13.0 million and $19.0 million outstanding under the FINOVA line of credit that bears interest at 8.3% and 11.4%, $16.8 million and $12.7 million outstanding under the Textron credit line that bears interest at 8.7% and 11.5%, $1.6 million and $4.8 million outstanding under the Bancomer loan that bears interest at 12%, $4.4 million and $4.1 million mortgage notes payable that bears interest at an average interest rate of 11.5% and 11.4%, and $3.3 million and $5.6 million of bank and other debt that bears interest at an average interest rate of 12.5% and 12.6%. Approximately $14.1 million, $9.0 million, $7.6 million, $99.5 million, $2.6 million and $0.9 million of the outstanding debt which has stated repayment amounts is due in 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. In addition to such debt, the Company has $5.9 million of Reedemable Preferred Stock outstanding at September 30, 2001. The Redeemable Preferred Stock is redeemable at any time before March 2005, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company. At September 30, 2001, the Company had $4.1 million of accrued and unpaid interest on Senior Notes. As of September 30, 2001, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, "Mexican and other" receivables delinquency test and the minimum capital test covenant and obtained timely waivers for such non-compliance.

     At September 30, 2001, the Company was, and continues to be, highly leveraged, with substantial debt service requirements. As discussed above, the Company incurs significant liquidity needs to fund its semi-annual Senior Notes interest payments due June 1 and December 1. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is principally dependent on its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties and sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient additional credit capacity or equity capital or complete a debt restructuring, sale of assets, securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce through acquisition or restructuring its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations.

     The Company's borrowing capacities under the FINOVA and Textron notes receivable based credit facilities are $20.0 million and $22.4 million, respectively. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $0.2 million and $1.5 million under the FINOVA and Textron lines of credit respectively, at September 30, 2001, were available for borrowing under the credit facilities. The FINOVA advance period ends November 2001. Additionally, the Company has available $20.0 million of notes receivable based facility capacity through the Cimarron Project Development, Management and Sales Agreement. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement and outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate (6.5% at September 30, 2001) plus 225 basis points. Textron will lend 90% on pledged notes receivable denominated in United States dollars and held by United States residents. Borrowings can be made under this facility for 24 months after the date of the first draw, and the facility matures five years from the date of the first draw. No advances have been made under the receivables credit facility.

     The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The Company is currently in the process of soliciting interim financing to enable it to meet its $6.1 million semi-annual interest payment as of December 1, 2001, and working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The

Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in commitments that will satisfy the Company's working capital needs through 2002.

     In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring. While the Company believes it will be able to obtain additional financing and execute a capital restructuring and has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's operation could be materially adversely affected. If the conditions described above continue to exist at the time of release of its financial statements for the year that will end December 31, 2001, the Company's status as a going concern could be jeopardized.

     As part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the construction loan and receivables loan not repaid by the Teton Club, and is also responsible for any working capital deficits at the Teton Club.

New Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment/Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of disposal or long-lived assets. The Company is required to and will adopt SFAS No. 144 on January 1, 2002. The Company is currently analyzing the provisions of SFAS No. 144 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not applicable

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

     Christel DeHaan resigned as a director on October 31, 2001 to be better able to devote time to her charitable activities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    The following is a list of exhibits filed as part of this quarterly report.

  Exhibit No.                    Description

10.1 -- Third Amendment for the Cimarron loan Facility between Textron Financial Corporation, Royale Mirage Partners LLP and Raintree Resorts International, Inc dated September 28, 2001

10.2 -- Third Loan Modification between Textron Financial Corporation, Raintree Resorts International, Inc dated September 28, 2001

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


                                      RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date: November 13, 2001                   By:   /S/ George E. Aldrich
                                               ----------------------

                                                   George E. Aldrich
                                              Senior Vice President - Finance
                                                    and Accounting
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit No.                                                   Description

     10.1+-- Third  Amendment for the Cimarron loan  Facility  between  Textron,
          Royale Mirage Partners LLP and Raintree Resorts Inc dated September 28, 2001

     10.2+-- Third Loan  Modification  between  Textron  Financial  Corporation,
          Raintree Resorts  International,  Inc dated September 28, 2001

        +    Filed herein