Form 10-K
period 2001-12-31
CR RESORTS CAPITAL S DE R L DE C V; RAINTREE RESORTS INTERNATIONAL INC
filed 2002-04-01
CIK 1058736, 1058737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------
          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal year ended December 31, 2001

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

Securities registered pursuant             Common Stock with $.001 Par Value
 to Section 12(b) of the Act:              13% Redeemable Senior Notes due 2004

Securities registered pursuant
to Section 12(g) of the Act:               None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates as of
                               December 31, 2001:
                                 Not Applicable.

     As of December 31, 2001, the Registrant had 12,039,807 shares of Common Stock outstanding and Warrants to purchase 3,096,455 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

     This report on Form 10-K includes 84 pages with the Index to Exhibits located on pages 45 to 48

Part I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

                      RAINTREE RESORTS INTERNATIONAL, INC.

     This document  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of international, national and regional economic conditions. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Except as otherwise noted, (i) all references to the "Company" or "Raintree" are to Raintree Resorts International, Inc. and its subsidiaries and to the vacation ownership segment of the predecessor business (the "Predecessor Business"), and (ii) all references to "pesos" or "Ps." are to the currency of Mexico and all references to "dollars" or "$" are to U.S. dollars.

                                    BUSINESS

Overview

     Raintree is a developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States, and Canada. Also, the Company acquires and sells vacation ownership properties through strategic alliances with other companies in the timeshare and real estate businesses. The Company believes that by positioning itself in the luxury segment of the vacation ownership market and offering flexible ownership alternatives and membership benefits the Company is able to capitalize on the increasing acceptance of vacation ownership by high-income consumers who desire larger and more luxurious vacation accommodations than generally available at upscale hotels. The Company offers weekly memberships ("Weekly Memberships") that provide use by or ownership of a vacation week ("Vacation Week"), at Club Regina Resorts and Whiski Jack Resorts and fractional fee simple property interests typically of two to five week periods ("Fractional Memberships") at The Teton Club. The Company's resorts are located in popular beach, mountain and golf destinations, including Cancun, Los Cabos, Puerto Vallarta, Acapulco and Zihuatanejo in Mexico, Whistler, British Columbia, Jackson Hole, Wyoming and Palm Springs, California. The Company's future plans also include the development of a resort on ocean-front property it owns adjacent to its resort in Los Cabos as well as other locations in the United States, with focus primarily in the western regions of the United States. The Mexican resorts operate under the name "Club Regina" in Cancun, Puerto Vallarta and Los Cabos or the "Villa Vera" in Acapulco and Zihuatanejo, the Whistler location operates under the name "Whiski Jack Resorts", the Jackson Hole resort is called "The Teton Club" and Cimarron Resorts is known as "Club Regina Cimarron", a Palm Springs golf resort. The Company, through a strategic alliance with Diamond Resources, offers locations at the Polo Towers in Las Vegas, Nevada and Kona Reef Resorts in Kona, Hawaii. The Company has also entered into agreements to include during 2002 a resort in Isla Mujeres nearby Cancun to be operated under the "Villa Vera" brand, and to acquire the existing and future fractional ownership and timeshare units at the Quinta Real Resort in Huatulco, Mexico. Unless otherwise noted all resorts noted above, including resorts accessed through strategic alliances, are referred to as "Raintree Resorts".

     The Company primarily targets high-income consumers of luxury vacation experiences. The Company markets two types of vacation ownership interests in resorts the Company owns, controls, or manages: Weekly Memberships and
Fractional Memberships (Fractional Memberships, together with Weekly Memberships, "Vacation Memberships"). Weekly Memberships provide Members the assurance of luxury accommodations in a studio or efficiency unit, a one- or two-bedroom fully furnished vacation unit for one week annually, representing an attractive alternative to hotel and lodging accommodations. Owners of Weekly Memberships also receive convenient check-in and check-out services, full-scale patron restaurants and bars, routine maid and room service, recreational facilities, health clubs, spas and a complete range of other personal services.

Fractional Memberships provide owners a deeded interest to two- or three-bedroom, fully furnished vacation residences for multiple weeks and are an attractive, convenient, lower-cost alternative to "second home" ownership. Fractional Memberships will include most of the amenities described above and many additional personalized conveniences such as equipment and clothing storage, pre-arrival shopping services, on-site transportation, concierge services for a variety of activities and events, ski passes and golf club memberships or preferred tee-times, and maintenance and security services.

Recent Developments

     The Company signed a letter of intent on March 21, 2002, to be acquired by Mego Financial Corp. (Nasdaq: MEGO). The transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval by both companies, is expected to be completed by May 31, 2002. Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of Mego. Mego is a developer and operator of vacation ownership resorts, developed and undeveloped real estate properties, and a provider of consumer financing to purchasers of leisure ownership interests and land parcels. Mego is headquartered in Las Vegas, Nevada and has properties it operates in Nevada, New Jersey, Colorado, Florida and Hawaii. In connection with the transaction with Mego, the Company believes that it will be able to secure the funds necessary for its Senior Notes interest payments and will be able to acquire, refinance or otherwise restructure a significant portion of its Senior Notes.

     The Company's financial statements (see "Consolidated Financial Statements" beginning on page F-2) have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit, and has incurred losses since its inception. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make payments on previously incurred debt obligations. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Mego, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company and the current absence of firm commitments for additional capital or extensions of existing revolving credit lines and joint venture debt that matures in June 2002, raise substantial doubt about the ability of the Company to continue as a going concern (see "Business Section - Risk Factors - Substantial Leverage and Ability to Service Debt").


Growth Strategy

     The Company believes it can achieve significant growth internally and through an aggressive development and acquisition program. Key elements of this strategy include:

     Develop and Acquire Additional Resorts. The Company intends to concentrate its growth during the next two to three years in the development or acquisition of resort properties that will substantially increase the Company's revenues outside Mexico, while maintaining a strong supply of inventory for the "Raintree Vacation Club". The Raintree Vacation Club includes Club Regina (Cancun, Puerto Vallarta and Los Cabos) (including the Villa Vera resorts in Acapulco, Zihuatanejo, and Isla Mujeres (near Cancun), Club Regina Cimarron (Palm Springs, California,) the Quinta Real Hotel in Huatulco, Mexico), Whiski Jack (Whistler, British Columbia) and The Teton Club (Jackson Hole, Wyoming). The Company intends to develop additional vacation ownership resorts, in the immediate future, primarily in the Western United States, Mexico's Coast and Canada and
then in other parts of North America. The Company's evaluation of resort development opportunities includes determination of the most desirable resort destinations in North America, the number of annual tourists, the availability of golf club memberships or preferred tee-times, property that is accessible to the resort area's primary activities such as skiing, availability of other amenities, including spas and luxury hotel type services and economic considerations. Where appropriate, the Company will seek attractive hotel operators to own and manage on-site hotels. In addition, the Company from time to time seeks opportunities, including through strategic alliances, to acquire vacation ownership companies and assets, including those with marketing and other programs which complement the Company's current operations throughout North America.

     Increase Sales of Vacation Memberships. The Company plans to increase the rate of sales of Vacation Memberships through: (i) increasing the number of sales locations as the Company expands and (ii) increasing the effectiveness of the marketing initiatives described above by increasing the use of marketing channels such as travel agents, real estate agents, ecological and wildlife based theme stores, domestic and international print media, cross-selling opportunities of additional Vacation Memberships and upgrades to existing owners and the world-wide web. As the number of Raintree Resorts increases and allows Members access to more of those properties, the Company believes that the resultant flexibility of its product will make its Vacation Memberships more attractive.

The Product

     The Company believes that by selling a membership it has created a product that provides members ("Members") with an attractive range of vacation planning choices and value, which, according to Lodging Magazine, is not generally available in connection with traditional vacation ownership products. The Company's memberships include Weekly Memberships and Fractional Memberships in the Raintree Vacation Club. See "Overview" for a discussion of the benefits available to Weekly Memberships and Fractional Memberships.

     The Raintree Vacation Club establishes a multiresort network together with related services for the purpose of providing its Members the privilege of reserving the use of accommodations and related facilities of resorts affiliated with the Raintree Vacation Club, and providing access to other benefits that the Raintree Vacation Club may provide from time to time. The exchange among Members is based on factors such as resort location, quality, size of unit and seasonal demand.

     Weekly Memberships. Weekly Memberships at the Club Regina Resorts allow its Members to stay at any resort in Cancun, Los Cabos, Puerto Vallarta, Acapulco, Zihuatanejo, Hawaii and Palm Springs. Weekly Memberships at Whiski Jack Resorts are sold as a deeded interest in a specific unit for a specific week. Weekly Memberships range in price from approximately $7,450 to $16,950 for a studio unit with a maximum occupancy of two, approximately $10,000 to $24,465 for a one-bedroom unit with a maximum occupancy of four, and approximately $13,145 to $37,045 for a two-bedroom unit with a maximum occupancy of six. Each one- and two-bedroom unit contains a separate living room and kitchen area. Club Regina also offers bi-annual Weekly Memberships, in which the Member has access to the resorts in an every-other-year basis.

     Weekly Memberships at Club Regina can be purchased at any of the five membership types: Sapphire, Platinum, Gold, Silver or Bronze. The membership type determines the combination of the level of access a member has to a resort during the various seasons and holidays and the size of the unit the Member can choose.

     In addition, depending on the type of Weekly Membership purchased, the program gives a Member the flexibility to: (i) elect the time of year to vacation at a Raintree Vacation Club resort, (ii) stay at a Raintree Vacation Club resort at different times during a single year by dividing such Member's week-long Weekly Membership into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at a Raintree Vacation Club resort by dividing such Member's Membership unit into smaller-value Memberships and (iv) Members may divide their Weekly Membership into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. For example, under this program, subject to availability, a Member that purchased a Gold Membership can elect to use a Silver week and a Bronze week at different resorts and different times, within the same year. Furthermore, if the reservation is made within 60 days or less prior to the check-in date, the Member can elect to split the weekly interval into up to three segments for use at a different time. In addition, Members of the Raintree Vacation Club also benefit from the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, Inc. ("RCI"), the world's largest vacation interval exchange organization with approximately 2.2 million vacation interval owners as members. Membership in RCI entitles Members, subject to availability, to exchange their Weekly Membership for occupancy at any of the approximately 3,500 other resorts participating in the RCI network. At Whistler, British Columbia, the Company sells a deeded interest to Weekly Membership purchasers. The deeded interests are marketed and generally sold in single week increments. The average price per Weekly Memberships sold in 2001 is $16,348.

     The Company sells its Vacation Memberships at Club Regina Resorts under a right-to-use membership entitling owners to a 50-year contractual right to use resort units, as permitted under Mexican law or a trust beneficiary right in the Cimarron Resorts in Palm Springs, California. The right to use includes the right to participate either in: (i) an extension of the contractual right to use if practicable under Mexican law or (ii) the proceeds from the sale of the Los Cabos, Cancun, Puerto Vallarta and Acapulco resorts in 2047.

     Fractional Memberships. The Company's first vacation ownership resort featuring Fractional Memberships (See "Overview" for a discussion of Fractional Memberships) is The Teton Club in Jackson Hole, Wyoming. The
sales office for The Teton Club opened in January 1999 and construction of the resort was completed in October 2000. Fractional Memberships are marketed and sold in two, three and five week packages and currently range from approximately $68,900 to $320,900 depending upon the amount of time, season and size of unit. The average sale per membership to date is $107,000. Through March 23, 2002, The Teton Club has sold $29.6 million representing approximately 45% of total sales value or 48% of Fractional Memberships available for sale. The Teton Club features fully furnished two- or three-bedroom units and includes membership in The Teton Pines Country Club and two ski passes while in residence. Additionally, Fractional Memberships allow a member to use his or her fractional property at any time during the year, subject to availability and seasonal concentration restrictions. All Raintree Resorts offering Fractional Memberships will feature luxury amenities such as steam showers and spa tubs; stone fireplaces; vaulted or high ceilings; and fully equipped kitchens. In addition, the Company allows these Members to exchange with the Company's resorts containing Weekly Memberships based on the availability of resorts and the type of vacation experience desired by Members through the Raintree Vacation Club. Members of other Raintree Resorts are able to use The Teton Club when Fractional Membership owners make such use available through the Raintree Vacation Club.

Sales and Marketing

     The Company employs a variety of programs to market its Weekly Memberships and Fractional Memberships. For example, Club Regina Resorts are located on properties shared with or co-located (a hotel located adjacent to our property and with which we share some facilities) luxury hotels that generally provide the Company with a steady source of high quality lead-generation. In addition, the Company has designed and implemented innovative marketing initiatives to attract affluent buyers of vacation ownership property. These marketing venues include: promotional programs such as telemarketing, discount vacation packages; advantage points associated with airport shopping or auto rental; and off-site sales offices. In addition, the Company owns contemporary retail "theme stores" that offer high-end products associated with ecological consciousness, wildlife conservation, photography, art and local culture. This community-oriented marketing venue is effective because patrons of the theme stores tend to match the profiles of Members. All of these marketing venues are designed to create sales leads which are given to the Company's professionally trained sales representatives. The Company also markets directly to existing Members in terms of offering a higher membership level (e.g. Silver to Gold) or additional weeks (e.g. add a week at a different membership level) or Fractional Memberships. As a part of the services provided to Members, the Company offers financing to buyers of Vacation Memberships. The Company encourages larger down-payments (at least 15%) than industry standards on its Weekly Memberships to increase the quality of the pool of the Company's receivables ("Vacation Interval receivables").

     The Company sells Weekly Memberships through both on-site sales personnel at each of its Club Regina Resorts and at sales offices currently located throughout Mexico. A variety of marketing programs are employed to generate prospects for these sales efforts, theme stores, presentations to co-located hotel guests, as well as overnight mini-vacation packages, certificate programs, travel agencies, telemarketing, owner referrals, home-site and office-site presentations and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to co-located hotel guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling.

     At applicable Club Regina Resorts, the Company emphasizes marketing its Weekly Memberships to guests of co-located hotels. Programs directed to these guests have been consistently successful, both in the number of prospects generated and in the closing rate, due to the direct experience of such guests with the quality of the resorts and the likelihood that such guests, who typically belong to high income households, will pre-qualify to purchase Weekly Memberships. In general, however, the Mexican and Canadian vacation ownership industry tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July through August. The timing of these purchases, however, may be affected by weather conditions and general or local economic conditions.

     Sales of Weekly Memberships at or near certain Raintree Resorts locations are made through Company-owned theme stores, travel agencies and ground operators and other lead generation points located in airports or shopping centers, independently or in association with other businesses such as auto rental companies and restaurants. The Company's theme stores, are retail businesses with a strong contemporary appeal to affluent tourists, offering products associated with ecological consciousness, wildlife, conservation and local culture, while at the same time promoting the resort and inviting customers to attend sales presentations. A share of these stores' profits is contributed to causes related to the stores' themes. Currently, there are theme locations in Los Cabos and Puerto Vallarta. In Mexico, the Company also operates travel agencies in Los Cabos, Cancun and Puerto Vallarta which provide traditional travel services to Westin Hotel guests and potential Members and also encourage their customers to attend a Raintree presentation. Under the Company's ground operator program, the Company also provides local transport and other services in each of Los Cabos, Puerto Vallarta and Cancun to visitors of many different resorts in these destinations and encourages those visitors to attend a Raintree presentation.

     The Company also focuses on selling Weekly Memberships through direct-sale (home-site and office-site) presentations from off-site sales facilities in eight cities throughout Mexico. Generally, each off-site sales office is staffed with a sales manager, an office administrator, salespeople and verification representatives. In addition, by using database-oriented marketing approaches, including telemarketing, qualified prospects are offered mini-vacations, fly-in and drive-in programs as a method to introduce the benefits of membership to potential Members. Members are also contacted for referrals. Through its direct-sale approach, potential Members are contacted by one representative of the Company, who is the potential Member's only contact with the Company through closing of the purchase. The Company believes that this program solves a significant problem in traditional vacation ownership marketing approaches, which is the lack of continuity in a customer's relationship with the seller.

     Finally, the Company believes that one of its best marketing resources is its current Members. Accordingly, the Company directs programs at these Members to encourage them to purchase additional Weekly Memberships and Fractional Interests. These programs include a points-based program by which Members who refer other potential Members to the Company are given awards and its bonus week program, whereby every new buyer is given a week to give to a friend or relative. The Company cross-markets its products to its Members, offering the right to upgrade to a higher membership level. Finally, the Company markets the opportunity to stay at the resort for additional days or weeks to Members as well as the right to rent additional units for guests accompanying the Member to the resort.

     Under the laws of the jurisdictions in which the Company sells Vacation Memberships, each purchaser has a right to rescind a purchase for a period ranging from 3 to 7 days. During 2001, the Company estimates its rescission rate, the cancellation of same year sales, to be less than 3% for Weekly Memberships sales in Mexico and in Canada.

Customer Financing

     Since  an  important   part  of  the  Company's   sales   strategy  is  the
affordability of Vacation Memberships, the Company believes that it will be required to continue to finance a significant portion of its sales of such
Vacation Memberships. The Company has historically provided financing for approximately 48% of its Vacation Membership buyers and approximately 52% of all Vacation Membership buyers either pay cash at or within 60 days of closing. Prior to its purchase by the Company, Whiski Jack only provided third party sources of financing to its owners; however, the Company has begun providing in-house financing to such purchasers. Sales of fractional interests will generally continue to be financed by conventional financial or banking institutions. Buyers who finance through the Company are required to make an adequate down payment and pay the balance of the purchase price over 1 to 7 years. Interest rates on in-house financings are substantially all at fixed rates. For the year ended December 31, 2001, the average down payment on a financed Vacation Membership was approximately 18% of its purchase price.

     Due to its ownership of Vacation Interval contract receivables, the Company bears the risk of purchaser default. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Memberships until such loans are deemed to be uncollectible, at which point it expenses the interest accrued on such loan, terminates the underlying conditional sale agreement and returns the Vacation Membership to the Company's inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis. The default rate in 2001 was approximately 5%. Once a receivable is 240 days past due the Company writes off the Vacation Interval receivable.

     At December 31, 2001, the Company had a portfolio of approximately 10,558 Vacation Interval receivables amounting to approximately $84.1 million, in outstanding principal amount, with a weighted average maturity of approximately 3 years. The following presents by currency the percent of Vacation Interval receivables and the weighted average interest rate.

                                                             Weighted Average
 Contract Currency Denomination            Amount (%)           Interest Rate
 --------------------------------       ----------------   ---------------------
  U.S. Dollars                                50%                      15.4%
  Mexican UDI                                 34%                       9.4%
  Mexican Pesos                               10%                      25.0%
  Canadian Dollars                             6%                      14.2%


     The UDI is an obligation denominated in pesos which is adjusted for Mexican inflation. The value of the UDI is tied to the Consumer Price Index of Mexico (Indice Nacional de Precios al Consumidor). The proceeds of loans denominated in UDI's are paid to a borrower in pesos at the applicable UDI-peso conversion ratio on the day of the loan. Payments of both principal and interest to the lender are made in pesos. The amount of payments in pesos to be made as of any date depends on the applicability of the UDI-peso conversion ratio at that date. The effect of denominating Vacation Interval receivables in UDIs is to protect the Company from inflation in Mexico, but not from variations in the exchange rate between the peso and the U.S. dollar. An additional effect is that when Mexican inflation is high, that inflation rate is effectively added to the Company's Vacation Interval receivable income, thereby increasing the Company's Mexican peso revenue. Conversely, if the Mexican inflation rate should decline, Vacation Interval receivable interest rates would decline.

Flexible Membership Programs

     Each of the Club Regina Resorts has been rated "Gold Crown" by RCI, a rating given to the top 10% of all vacation interval resorts (an interval is an equivalent measure of use equal to one week), thus giving our Members with Vacation Memberships at Raintree Resorts superior interval exchange opportunities. Members in an interval exchange program are typically allowed to exchange one or more years of their vacation interval for an occupancy right in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Interval exchange programs usually assign a rating to each listed interval, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the interval is available, and attempts to satisfy the exchange request by providing an occupancy right in another interval with a similar rating. If an interval exchange program is unable to meet the member's initial request, it suggests alternative resorts based on availability.

     The Company's Weekly Membership programs at the Club Regina Resorts provide access to multiple resorts, allowing Members to tailor their vacations according to their schedule, desired length of stay, location preference and space requirement. For example, under the Company's flexible Membership Program, each Member of the Club Regina Resorts is entitled to stay at any of the Club Regina Resorts or any other available interval from other Raintree Vacation Club Resorts. In addition, depending on the type of Weekly Membership purchased, the program gives a Member the flexibility to: (i) elect the time of year to vacation at a Raintree Vacation Club resort, (ii) stay at a Raintree Vacation Club resort at different times during a single year by dividing such Member's week-long Weekly Membership into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at a Raintree Vacation Club resort by dividing such Member's Membership unit into smaller-value Memberships and (iv) Members may divide their Weekly Membership into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. In Whistler, the Company sells fixed week deeded interests. In addition, Members of Raintree Resorts may participate in the largest vacation interval exchange network in the world operated by Resort Condominiums International, Inc. ("RCI"), which entitles those Members, subject to availability, to exchange the use of their fixed week deeded interest for occupancy at any of the approximately 3,500 participating resorts. The Company's Fractional Memberships will also provide exchange for the use of any other Raintree Vacation Club. Given the innovative and flexible attributes of its products, the Company believes it should be able to establish an international brand name vacation ownership club.

     The Company is finalizing an agreement with RCI which will incorporate RCI Points in the Raintree Vacation Club. The Company anticipates it will complete the process to include RCI Points and make the associated changes required in the Raintree Vacation Club by the middle of 2002.

The Raintree Resorts

     Overview. The following tables set forth certain information regarding the Company's resorts at December 31, 2001, including current and planned Vacation Interval weeks inventory and Vacation Interval sales and average prices.

                           Resort Property Development

                                            Date                   Units(1)                  Total
Club Regina                              Available         Current       Planned (2)         Units
-----------                              ---------         -------       -----------         -----
     Los Cabos..................            1994             130            124 (3)            254
     Puerto Vallarta............            1992             204             --                204
     Cancun.....................            1991              69             --                 69
     Acapulco...................            1999              59             28                 87
     Palm Springs...............            2000              40 (4)        202                242
     Zihuatanejo................            2000              15 (4)         --                 15
     Hawaii.....................            2001              19 (4)         --                 19
     Las Vegas..................            2001              38 (4)         --                 38
     Huatulco...................            2002(5)           --             90 (4)             90
     Isla Mujeres...............            2002(5)           --             24 (4)             24
                                                            ----           ----              -----
                                                             574            468              1,042
Whiski Jack
     Whistler, B.C..............           1978 (6)          193              8(7)             201
                                                            ----           ----              -----
       Total....................                             767            476              1,243
                                                            ====           ====              =====
The Teton Club
     Jackson Hole, Wyoming......            2000              37             37                 74
                                                            ====           ====              =====
----------

(1) Units, or equivalent, for Weekly Intervals contain one or two bedrooms and a common room with a kitchen while units for Fractional Interests contain two or three bedrooms and a common room with a kitchen.
(2) There can be no assurance that the Company's planned expansion will occur or that the number of units will equal the estimates set forth.
(3) The expansions at Los Cabos are in the planning stages and it is uncertain as to the precise number of units that may be developed.
(4) This inventory is acquired through various inventory acquisition contracts whereby the Company has the right to acquire specific inventory from third parties as needed to meet sales demand.
(5) The Company has entered into contracts to evaluate acquisition of inventory from these locations.
(6) Whiski Jack Resorts, which was acquired in July 1998, has been in the vacation interval ownership business in Whistler, B.C. since 1978.
(7) The planned expansion in Whistler will be made primarily through the acquisition of existing condominium units in Whistler Village.



                               Inventory of Developed Vacation Interval Weeks

                            December 31, 2000                        December 31, 2001
                         -------------------------    ------------------------------------------------
                         Vacation Interval Weeks       Vacation Interval Weeks           Expected
                         -------------------------    --------------------------       Utilization
                         Available     Remaining      Available      Remaining          in Months
                         ----------    -----------    ----------     -----------    ------------------
       Club Regina (1)     24,024       3,444           30,591         4,583              15
       Whiski Jack (2)      9,843         464           10,223           277               5
       Teton Club (3)       1,776       1,419            1,776         1,065              36

     -------------

(1) Includes 3,527 developed weeks of inventory to be acquired under contracts whereby the Company has the right to acquire specific inventory from third parties as needed to meet sales demand, and approximately 360 weeks that will be sold by Club Regina as agent for Whiski Jack.
(2) Excludes approximately 360 weeks that will be sold by Club Regina as agent for Whiski Jack .
(3) The Teton Club was completed in October 2000, and expects to sell all its inventory by the end of 2004.

                                                 Vacation Interval Weeks Sold/Average Price

                                                                 December 31,
                    ----------------- --- ----------------- --- ----------------- --- --------------- ---- ----------------
                          1997                  1998                  1999                 2000                 2001
                    -----------------     -----------------     -----------------     ---------------      ----------------
                   # Sold       Price    # Sold       Price    # Sold       Price    # Sold      Price    # Sold       Price
                   ------       -----    ------       -----    ------       -----    ------      -----    ------       -----
Club Regina (1)    3,623      $14,163     3,563     $14,287     3,772     $13,520     4,830    $13,132      3,663    $16,726
Whiski Jack (2)       --           --       533      10,668       957      12,368       594     12,383        687     14,330
Teton Club  (3)       --           --        --          --        --          --       357     34,760        357     35,422
-------------

(1) Includes Vacation Interval Weeks sold by the Predecessor Business until August 17, 1997.
(2) Includes Vacation Interval Weeks sold by Whiski Jack only for the periods subsequent to the date of acquisition by the Company, July 27, 1998.
(3) Includes Vacation Interval Weeks sold by The Teton Club since completion of construction of the project in October 2000.

Club Regina Resorts

     Cancun. The Club Regina Resort at Cancun has offered Weekly Memberships since March 1991. Ricardo Legorreta designed this resort, which is on an 11-acre site at Punta Nizuc and is the first landmark tourists see after arriving in the Cancun hotel zone from the airport. The resort, including the co-located Westin Hotel, consists of eight buildings and all rooms offer views of either the Caribbean or the Nichupte Lagoon. The total accommodations in the Raintree Resort in Cancun consist of 56 one-bedroom and 13 two-bedroom units.

     The Club Regina units are in a self-contained section of three buildings. This area has its own bar, snack bar, multi-purpose recreation room, delicatessen, swimming pool and Jacuzzi. Of the total of 69 apartments, 56 are one-bedroom, two-bath units with a maximum occupancy of four, and 13 have two bedrooms and three baths, with a maximum occupancy of six people. The units all have views of either the sea or lagoon, fully equipped kitchens, with stoves, dishwashers, microwave ovens, terraces with small Jacuzzis, televisions in both the living room and bedrooms, and other decorations and furnishings of a home.

     Amenities include restaurants and bars, five swimming pools, four whirlpools, two lighted tennis courts, a fitness center, a business center and several lobby shops including a boutique, a beauty salon and a sundries shop with magazines, books, tobacco goods and similar items. Members have priority access to a nearby Robert Trent Jones, Jr. 18-hole golf course.

     Puerto  Vallarta.  The Club Regina  Resort at Puerto  Vallarta  has offered
Weekly Memberships since it began operating. This Raintree Resort was inaugurated in June 1992 on a 21-acre site in the Marina Vallarta master-planned resort in Puerto Vallarta. Architect Javier Sordo Madaleno designed the resort and the co-located Westin Hotel within the framework of Puerto Vallarta's architectural tradition. The total accommodations in the Raintree Resort in Puerto Vallarta consist of 162 one-bedroom and 42 two-bedroom vacation ownership units. All of these facilities are distributed along an 875-foot beach facing the Pacific Ocean.

     The 204 Club Regina Resort units are distributed among the seven buildings in the complex. All have views of either the beach or the marina. Of the total, 162 are one-bedroom, two-bath units with a maximum occupancy of four, and 42 have two bedrooms and three baths, with a maximum occupancy of six. Each unit has a fully equipped kitchen (including stove, dishwasher, microwave oven) and its own Jacuzzi on a private terrace. Furnishings and decorations are consistent with the quality of the complex and the idea of a Raintree Resort vacation home. In the Club Regina Resort area there is a bar, snack bar, multi-purpose recreational room and delicatessen.

     Other amenities include five restaurants and bars, four swimming pools, three lighted tennis courts, a fitness center, a business center and shops. The surrounding Marina Vallarta community includes an 18-hole golf course, a marina with specialty shopping, and a separate large shopping center.

     Los Cabos. The Club Regina Resort at Los Cabos has offered Weekly Memberships since its inception. Javier Sordo Madaleno designed this Club Regina Resort, completed in January 1994, on a 15-acre site on the beach where the Pacific Ocean meets the Sea of Cortez. The two buildings of the co-located Westin Hotel feature a curvilinear design connecting two hills. Inspired in color and form by the surrounding desert, this eight-story structure was constructed in native red stone. Bright, bold accents of hot pink, yellow and green highlight the garden oasis of tropical foliage. The 130 Club Regina Resort apartments are housed in neighboring two-story structures.

     The 130 Club Regina Resort vacation ownership units have been distributed in small buildings over the hilly topography to offer views of the beach and ocean. Of the total, 104 are one-bedroom, two-bath units with a maximum occupancy of four; and 26 have two bedrooms and three baths, with a maximum occupancy of six people. Each unit has a fully equipped kitchenette and its own Jacuzzi on a private balcony. Amenities include four restaurants and bars, three swimming pools, two lighted tennis courts, a fitness center, a business center and shops. There are five championship golf courses in the area, designed by Pete Dye, Robert Trent Jones, Jr., and Jack Nicklaus. Nearby, Cabo San Lucas has a marina with specialty shopping.

     The Company also owns approximately nine acres immediately adjacent to the Westin Regina Hotel on the west side ("Cabo West") which it acquired in 1998. The Company plans to develop Cabo West with approximately 100 two and three-bedroom units and a possible hotel. The development of Cabo West is expected to commence during 2002 subject to availability of financing on terms that the Company believes are economic. The Company is negotiating such financing with Mexican financial institutions, but it has not received a commitment from any institution. The Company has future plans to construct approximately 20 additional two-bedroom units, or 1,040 Vacation Interval weeks, on a property the Company owns adjacent to the east side of the Club Regina Resort at Los Cabos ("Cabo East"). The Company has not set a date as to the development of Cabo East at this time, and development will also be dependent on financing. There can be no assurance that such development will occur or that the number of Vacation Weeks added to the Company's inventory from such development will equal what is presently contemplated.

     Acapulco. The Club Regina Resort at Acapulco, also known as The Villa Vera Hotel, Spa & Racquet Club, consists of 59 units, suites and villas. The Company instituted an on-site marketing program in early 1999 targeting non-Member guests and designated rooms to be made available for Club Regina Resorts' Members with Weekly Memberships prior to its December 1999 acquisition. The Villa Vera completed a renovation in April 1999, converting units for vacation interval ownership under the Club Regina program.

     The Villa Vera is located on the top of a mountain in the middle of the Acapulco Bay, providing a privileged view complemented by a beautiful landscape of small white buildings surrounded by palm and fruit tree gardens. Amenities include fourteen swimming pools, two paddle courts and two tennis courts. Consistent with the theme of the resort, the services of an amenity spa were offered beginning in 1999, which services are comparable to ones found in the best Mexican and American spas. Additional amenities include a gourmet restaurant, two pool bars, a meeting room and a house for special events. The resort is built on an approximately seven-acre site, and has approximately two acres of undeveloped land for future expansion.

     Zihuatanejo. The Company has incorporated the "Villa Vera Puerto Mio Hotel" in Zihuatanejo into the Club Regina system. The Puerto Mio resort is surrounded by Zihuatanejo Bay and located on a private, 30-acre peninsula, and is a seaside resort offering exquisite accommodations, fine international cuisine and personalized service. The resort includes 26 rooms and suites, spectacular views, two pools, four restaurants, a private beach and beach club and marina. Puerto Mio's restaurants include two restaurants with spectacular views, a private beach restaurant and a marina cafe. The main restaurant, La Cala, is dramatically situated amongst the cliffs, surrounded by a cove overlooking the sea and known as one of the most romantic restaurants in Mexico. The marina offers daily as well as monthly slips rentals with water and electricity available. There is also a Pemex fuel dock, fishing charters, sightseeing trips, and a complete dive center. Jet ski rentals, small boat rentals and water skiing can also be arranged. Also, the beautiful recently restored 65 foot vintage sailing yacht "Nirvana" designed by John Alden and built in Australia for blue water racing is available for exciting day charters and adventures; fishing trips can be arranged for the abundance of sailfish, marlin, yellow fin tuna, rooster fish, snook, red snapper and many other exciting species for the real sport fisherman; a scuba center is available for both the beginner as well as the expert diver; and for those who love to golf, two golf courses (Palma Real and Marina Ixtapa) are located just five miles away in Ixtapa.

     Palm Springs. The Club Regina Cimarron at Palm Springs, California consists of approximately 37 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 vacation weeks. The units encircle a large, desert-landscaped courtyard with a pool, a spa and barbeques. Gold Crown amenities include the championship golf course and a par-56 short course. The clubhouse holds a full-service restaurant, a pro-shop, and a preview center for the vacation ownership villas. Club Regina Cimarron is foremost a golfer's resort, allowing owners to book eight tee times up to 10 months in advance of their stay. Golfers also get a discount of 55 percent off greens fees while staying at the resort, as well as discounts at OB Sports' other courses.

     The Company purchases Vacation Interval weeks from the project owner, a Canadian developer, as they are sold by the Company to Vacation Membership purchasers or are acquired for Company inventory purposes. Also, the Company will provide development management for project construction. Forty of such units were completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during 2002. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively.

     Kona Reef. The Company leases from Diamond Resorts 960 weekly intervals at the Kona Reef Resort, in Kona Hawaii. Diamond's Kona Reef Resort is located in the authentic Hawaiian village of Kailua-Kona on the sun-drenched Kona Coast on the Big Island of Hawaii. Kona Reef is a 130-unit resort and is within walking distance of all of the dining, shopping and recreational amenities for which this quaint village is known.

     Polo Towers. The company has entered into an agreement with Diamond Resorts to acquire 1,280 one- and two- bedroom intervals at its flagship resort, Polo Towers, in Las Vegas, Nevada. Diamond's Polo Towers Resort is an award-winning 512-unit project located on the Las Vegas Strip. Polo Towers was the first purpose-built vacation ownership resort on the Strip and boasts one of the most prominent locations on the city's new "Miracle Mile". Situated between the MGM Grand and the new Aladdin, and across the street from New York New York, The Monte Carlo and the billion-dollar Bellagio, Polo Towers is within easy walking distance of some of the world's most lavish resorts and greatest entertainment. The Company is planning to commence sales of these intervals in 2002.

     Puerto Isla Mujeres. The Company has entered into a hotel-management agreement and is evaluating the possibility of incorporating the "Villa Vera Resort Puerto Isla Mujeres". This beautiful resort is located at the "Puerto Isla Mujeres" Marina, on "Isla Mujeres" island, just across the channel from Cancun. A mere 15 minute boat ride from Cancun's tourist dock, this resort consists of 22 beautifully appointed condominium units that accommodate up to four adults, plus two one bedroom suites and two hotel units. Future expansion plans include the addition over three phases of 18 hotel units, 18 one-bedroom units and 18 two-bedroom units, similar in design to the existing units at the other three Club Regina Resorts. The resort facilities include a 96 slip marina, pool area, full service restaurant, pool bar and beach club. Its planned amenities include two tennis courts and a limited-service spa to be added on the second phase of construction. The resort provides its guest with boat transportation to and from Cancun, as well as all kinds of water sports and fishing excursions through the marina-based tour operators.

     Huatulco. The Company has entered into an agreement to evaluate the convenience of incorporating existing and future fractional ownership and timeshare units at the Quinta Real Resort in Huatulco, Oaxaca, Mexico. This Resort consists of the 27-room Quinta Real Hotel, managed and co-owned by Quinta Real Hotels, plus two three-bedrooom and three two-bedroom existing fractional ownership units, of which 39 four-week intervals were already sold. Future growth plans include the expansion of the hotel by 20 units, 19 two-bedroom units and 23 three-bedroom units. Located at Tangolunda Bay in Huatulco, this upscale resort offers amenities such as full service restaurant, beach club and tennis courts (planned), under the flag service of Quinta Real Hotels.

Whiski Jack

     Whistler, British Colombia. The Raintree Resorts at Whistler, Canada, consist of the operations of Whiski Jack Resorts Ltd. in the popular mountain resort area of Whistler/Blackcomb, British Columbia. In July 1998, the Company acquired Whiski Jack, a leader in vacation ownership marketing and sales at Whistler/Blackcomb Mountain for almost 20 years. Whiski Jack has completed marketing fixed deeded weeks at thirteen different resorts in the Whistler Village area and the Company is currently marketing unsold inventories at four additional resorts. The Company recently purchased eleven units at the new Westin Whistler. The Company is also evaluating several other opportunities to acquire units in Whistler Village during 2002, and in February 2002, entered into a contract for $1.5 million to acquire 6 Northstar development units in Whistler.

Teton Club

     Jackson Hole, Wyoming. The Teton Club at Jackson Hole, Wyoming is a joint venture between the Company and Jackson Hole Ski Corporation ("JHSC"), the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming. The Company developed The Teton Club containing 37 two- and three-bedroom units, which was opened in October 2000. The Teton Club is offering a deeded interest in the real estate in custom or tailored designed two, three or five week memberships and upon sell-out will consist of approximately 555 memberships. Membership in Teton Pines Country Club while in residence at The Teton Club and ski privileges are included in the Fractional Membership.

Certain Matters Regarding Formation of the Company

     Operating Agreements. As of August 18, 1997, the Company and an affiliate of Starwood Lodging Corporation ("Starwood") entered into an Operating Agreement for each of the then existing Club Regina resorts in Cancun, Puerto Vallarta and Los Cabos ("Initial Resorts") and each co-located Westin Hotel, establishing the day-to-day operating relationship between the Westin Hotels and the Initial Resorts, including operating standards, plans, budgets, allocation of services, expansion and construction of additional facilities, and allocation of labor and other expenses. Each Operating Agreement runs with the property and is binding on any future owners of any Westin Hotel or Initial Resort. Each Operating Agreement provides that the applicable Initial Resort/Westin Hotel must be operated as a "first class" resort and establishes a procedure by which a joint operating plan and budget will be maintained by Starwood and the Company for the applicable resort. Additionally, Starwood must provide the same services to each Initial Resort as it provides to the adjacent Westin Hotel and additional services may be contracted for, subject to the first class standard and appropriate allocation of costs between the applicable Westin Hotel and Initial Resort. Each Operating Agreement prohibits the applicable Initial Resort from renting, selling or marketing any units on a transient basis except with respect to: (i) the provision of complimentary accommodations to prospective members that participate in marketing presentations arranged by such resort, (ii) the rental of units to wholesalers specifically targeting potential purchasers, (iii) the rental of units to persons accompanied by respective Members, and (iv) the rental of units to vacation ownership operators experiencing overflow in their facilities. If any Initial Resort rents or sells a unit on a transient basis not described above, then the Company will be subject to significant penalties including treble damages for lost income, and opportunity plus a first time fine of $25,000 and $100,000 thereafter. Starwood currently rents 12 units at Los Cabos and the Company rents the "Pink Tower" of the Westin Regina at Cancun.

     Asset Management Agreement. In connection with Starwood's purchase of the Westin Hotels from the Company on August 18, 1997, the Company and Starwood entered into an Asset Management Agreement, which had a term of 50 years. The agreement was terminated in July 2001 by the payment of $5.4 million.

     Trusts. The Initial Resorts are held through trusts. These trusts were created on August 18, 1997, when three separate trust agreements (the "Trust Agreements") were entered into among the Company's three operating subsidiaries ("Operating Subsidiaries"), a subsidiary of CR Mexico and Bancomer, as trustee, pursuant to which title to the Resorts was transferred to Bancomer, acting solely in its capacity as trustee. Originally, under the Trust Agreements, the Operating Subsidiaries had the right to use and exploit the vacation ownership units until August 18, 2027 (the "Initial Term"), and a subsidiary of CR Mexico had the right to hold direct title to the vacation ownership condominium units after August 19, 2027 (the "Remainder Rights"). In March 1998, the Trust Agreements were modified to extend the Initial Term from 30 to 50 years. The Company has assigned the beneficial interests to trusts for the benefit of Members who purchased their interest from the Company subsequent to August 18, 1997.

Government Regulation

     General. The Company's marketing and sales of Vacation Memberships and certain of its other operations are subject to extensive regulation by the states and foreign jurisdictions in which the Raintree Resorts are located and in which Vacation Memberships are marketed and sold.

     Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation ownership industry programs. Washington, Oregon, California, Hawaii and British Columbia require the Company to register the Raintree Resorts, the Company's vacation ownership program, and the number of Vacation Memberships available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Memberships registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Memberships. The Company is required to deliver the offering statement to all new purchasers of Vacation Memberships, together with certain additional information concerning the terms of the purchase. Laws in each state where the Company sells Vacation Memberships grant the purchaser of Vacation Memberships the right to cancel a contract of purchase at any time within a period ranging from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws, and labor laws.

     The Federal Trade Commission has taken an active regulatory role in the vacation ownership industry through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer

Fraud and Abuse Prevention Act, the Civil Rights Act of 1964 and 1968, the Fair Housing Act and the Americans with Disabilities Act.

     Although the Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject, there can be no assurance that it is in fact in compliance. Any failure by the Company to comply with applicable laws or regulations could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company will continue to incur significant costs to remain in compliance with applicable laws and regulations, and such costs could increase substantially in the future.

     The Mexican Ministry of Tourism (Secretaria de Turismo) is the principal regulator of the Company's activities in the tourism services area. The Company believes that it has obtained from the Mexican Ministry of Tourism, and registered in the Mexican National Tourism Registry, all material permits required for the operation of the Club Regina Resorts. In order to maintain registration under the Mexican National Tourism Registry, services such as restaurants and bars must be provided at the Club Regina Resorts. The Company expects to cause these services to be rendered by Starwood and Westin pursuant to the Operating Agreements. The Company also believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it and its Vacation Memberships marketing and sale activities are or may be subject. However, no assurance can be given that the cost of qualifying under vacation ownership industry regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     Under various United States federal, state, local and foreign laws, ordinances and regulations, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. There can be no assurance that any environmental assessments undertaken by the Company with respect to the Raintree Resorts have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of the Raintree Resorts that could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's present operations and development activities in Mexico, Canada and the United States are subject to Mexican, Canadian and U.S. federal, state and local laws and regulations, respectively, relating to the protection of the environment, including those concerning water supply, wastewater, noise, soil pollution and generation and handling of hazardous waste and materials and environmental impact. The possibility exists that in the future the Company and its facilities and operations will encounter: (i) newer and stricter federal, state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations.

     The Company believes that the Raintree Resorts are in compliance in all material respects with all federal, state and local laws and regulations relating to water, atmospheric pollution, hazardous wastes or substances, in all jurisdictions in which it currently operates or develops operations. The Company has not been notified by any environmental authority or any third party, of any material noncompliance, liability or claim related to those environmental matters in connection with any of its present properties.

Insurance

     The Company carries comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to the Company's resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses that are generally not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

Risk Factors

     Managing Inventory. Our business depends, in part, on properly managing Vacation Interval inventory of ownership interests to sell. If we hold excessive inventory, the carrying costs of that inventory may adversely affect our business, results of operations and financial results. Conversely, we may also be adversely affected by holding insufficient inventory and thereby lose sales that we might have otherwise made. In some locations we have had limited inventory. At Club Regina (including inventory to be acquired under various contracts and units at the Westin Whistler Hotel held for sale by Club Regina), our remaining developed Vacation Interval Weeks inventory at December 31, 2001 was 4,583 weeks that will provide approximately 15 months of inventory for sales in 2002. In Whistler, the Whiski Jack Resorts have very limited inventory that it owns and generally acquires units or ownership interests from individual owners to re-sell as market demand dictates. At Whiski Jack the remaining developed Vacation Interval Weeks inventory of total weeks at December 31, 2001 was 277 weeks that will provide approximately 5 months of inventory for sales in 2002. At The Teton Club, our remaining developed Vacation Interval Weeks inventory at December 31, 2001 was 1,065 weeks and expects to have sold all inventory by the end of 2004. There can be no assurance that the Company will be able to implement its internal growth and acquisition strategy successfully and thereby increase its inventory of Vacation Interval Weeks. If the Company is unable to acquire or develop additional inventory as necessary, or if we acquire too much inventory the Company's business, results of operations, and financial condition could be materially adversely affected.

     Substantial Leverage and Ability to Service Debt. In connection with the Company's August 1997 purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At December 31, 2001, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit and has incurred losses since its inception. The Company has a revolving credit facility of $22 million whose revolving credit period expires April 30, 2002 (see Note 5 of the "Consolidated Financial Statements") and a construction and receivables loan of $21.3 million related to a joint venture that the Company has guaranteed that matures in June 2002 (see Note 13 of the "Consolidated Financial Statements"). To achieve profitable operations, the Company is dependent on a number of factors, including its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce through acquisition or restructuring its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations. The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The Company recently announced that it signed a letter of intent in which the Company would be acquired by Mego Financial Corp. ("Mego"), subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies. In connection therewith, Mego would provide the Company interim financing to enable it to meet its $6.1 million semi-annual interest payment as of June 1, 2002, and assist the Company in working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The Company and Mego are negotiating in earnest and working to satisfy the conditions necessary to complete this merger, and although the Company believes that it and Mego will be successful, there can be no assurance at this time it will be achieved. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in firm commitments that will satisfy the Company's working capital needs through 2002. In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring, including the transactions contemplated by the intended merger with Mego. The Company believes it will successfully complete one or more of these opportunities to obtain financing to meet its obligations and effect a capital transaction that will reduce its high level of indebtedness. Moreover, the Company has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage. However, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's operation could be materially adversely affected. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Mego, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company and the current absence of firm commitments for additional capital or extensions of revolving credit lines or joint venture debt that matures in June 2002, raise substantial doubt about the ability of the Company to continue as a going concern.


     The Company signed a letter of intent on March 21, 2002, to be acquired by Mego. The transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval by both companies, is expected to be completed by May 31, 2002. Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of Mego. Mego is a developer and operator of vacation ownership resorts, developed and undeveloped real estate properties, and a provider of consumer financing to purchasers of leisure ownership interests and land parcels. Mego is headquartered in Las Vegas, Nevada and has properties it operates in Nevada, New Jersey, Colorado, Florida and Hawaii. In connection with the transaction with Mego, the Company believes that it will be able to secure the funds necessary for its Senior Notes interest payments and will be able to acquire, refinance or otherwise restructure a significant portion of its Senior Notes.

     At December 31, 2001, the Company had outstanding $94.5 million of 13% Senior Notes, $11.4 million outstanding under the FINOVA receivables line of credit that at year-end bears interest at 6.75%, $20.4 million outstanding under the Textron credit line that at year-end bears an average interest at 7.2%, $8.9 million outstanding with Resorts Condominium International that at year-end bears interest at 7.5%, $4.5 million mortgage notes payable that at year-end bears interest at an average interest rate of 11.5%, and $4.7 million of bank and other debt that at year-end bears interest at an average interest rate of 17.1%. In addition to such debt, the Company has $6.2 million of Redeemable Preferred Stock outstanding at December 31, 2001. The Redeemable Preferred Stock is redeemable at any time before March 3, 2005, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is generally paid monthly on all debt obligations of the Company. At December 31, 2001, the Company had $1.0 million of accrued and unpaid interest on Senior Notes and $1.2 million of accrued and unpaid interest on other debt. As of December 31, 2001, the Company was not in compliance with the FINOVA loan covenants related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales and entered into a loan modifying agreement to change the ratio requirement, increase the interest rate charged under the loan and provides forbearance for non-compliance at December 31, 2001. Also, as of December 31, 2001, the Company was not in compliance with RCI loan covenants related to the ratio of sales and marketing expenses to Vacation Interval sales and the ratio of general and administrative expenses to Vacation Interval sales, and the Company obtained a timely waiver for such non-compliance.


     Growth Strategy Risks. The Company intends to grow primarily through the development and acquisition of additional resorts. The Company's future growth and financial success will depend upon a number of factors, including its ability to identify attractive resort acquisition opportunities, consummate the acquisitions of such resorts on favorable terms, convert such resorts to use as vacation ownership resorts and profitably sell Vacation Memberships at such resorts. If the vacation ownership industry continues to consolidate, increased competition for acquisition candidates may develop such that there may be fewer acquisition opportunities available to the Company as well as higher purchase prices. There can be no assurance that the Company will be able to finance, identify, acquire or profitably manage additional businesses, or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including: (i) possible adverse effects on the Company's operating results, (ii) diversion of management's attention, (iii) lack of local market knowledge and experience, (iv) inability to hire, train and retain key acquired personnel, (v) inability to secure sufficient marketing relationships with local hospitality, retail and tourist attraction operators,
(vi) risks associated with unanticipated events or liabilities, and (vii) adverse changes in zoning laws, changes in real estate taxes and other operating expenses, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company and render ineffective the Company's sales and marketing initiatives.

     In addition, as the Company expands its resort locations to resorts catering to snow skiing, golf, hiking, fishing and other pursuits, the Company plans to market additional Vacation Memberships available to existing Members. There can be no assurance that the Company will be able to implement such marketing programs on an economic basis, if at all. Finally, there can be no assurance that the Company or other businesses acquired in the future will achieve anticipated revenues and earnings.

     Development and Construction Risks. The Company intends to construct, redevelop, convert and expand additional resorts. There can be no assurance that the Company will complete the expansion plans set forth in "Business -- The Raintree Resorts" and "Business -- Growth Strategy" or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development, construction and redevelopment/conversion activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned, (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable, (iii) sales of Vacation Memberships at a newly completed property may be insufficient to make the property profitable, (iv) financing may not be available on favorable terms for the development of, or the continued sales of Vacation Memberships at a property, (v) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense, and (vi) borrowing capacity may be limited by the Company's existing indebtedness. In addition, the Company's construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control. Furthermore, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the Company's inability to: (i) obtain, or avoid delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, (ii) coordinate construction activities with the process of obtaining such permits and authorizations, and (iii) obtain the financing necessary to complete the necessary acquisition, construction and/or conversion work. In addition, local laws may impose liability on property developers with respect to construction defects discovered, or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with any repairs made to the developed property. Finally, to the extent the Company elects to develop properties adjacent to luxury hotels to provide Members with services offered to guests of such hotels, the Company will need to negotiate the terms by which such hotels would provide services to the Company and to the Members. There can be no assurance that the Company will be able to negotiate such terms on a basis that is favorable to the Company.

     Expansion and Regulation of Company's Business Outside of Mexico. Raintree has recently expanded its business, including Vacation Memberships marketing and sales and acquisition and development of additional resorts outside of Mexico. These activities are subject to extensive regulation by the applicable jurisdictions in which its resort properties were located and in which Vacation Memberships are or are to be marketed and sold. While the Company will continue to use its best efforts to be in material compliance with all foreign laws and regulations to which it may become subject, no assurance can be given that the cost of qualifying under vacation ownership industry regulations and other regulations in any jurisdiction in which the Company desires to conduct sales and operate its business would not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     Adverse Mexican Economic Conditions and Government Policies. The following information was derived in part from the Form 18-K, as amended, filed by the United Mexican States with the Commission on June 20, 1997, and updated with Form 18-K and 18-K/A, as amended, filed by the United Mexican States with the Commission on September 20, 2001 and November 27, 2001, respectively. The Company does not warrant the accuracy or completeness of such information.

     Because the Club Regina Resorts are located in Mexico and a significant percentage of the owners of Weekly Intervals are Mexican nationals (approximately 46% as of December 31, 2001), the Company's financial condition and results of operations are greatly affected by the strength of the Mexican economy.

     During the late 1980s and early 1990s, as a result of Mexican government initiatives and the attendant increase in foreign investment, Mexico's growth rate increased, the inflation rate was reduced significantly and the U.S. dollar/peso exchange rate was relatively stable. During 1994, however, Mexico experienced an economic crisis caused in part by a series of internal disruptions and political events, including a large current account deficit (8.0% of gross domestic product in 1994), reduced level of domestic savings (15% of gross domestic product in 1994), civil unrest in the southern state of Chiapas, the assassination of two prominent political figures and significant devaluation of the peso. These events undermined the confidence of investors in Mexico during 1994 and, combined with an increase in interest rates, led to a substantial outflow of capital. The weaker value of the peso relative to the dollar increased the cost, in peso terms, of imported goods and services, and thereby increased the rate of inflation in Mexico to 52.0% in 1995 (as compared to 7.1% in 1994). To the extent that employers adjusted wages upward to compensate for the decline in purchasing power resulting from the devaluation of the peso, and then adjusted prices to reflect increased wage costs, additional inflationary pressures arose. The devaluation of the peso also led to a lack of confidence on the part of investors in Mexico's ability to repay its short-term obligations and, consequently, a reluctance of investors to reinvest in Mexico's maturing government bonds. As a result, Mexico experienced a liquidity crisis closely linked to the $29.2 billion of short-term government bonds (Tesobonos) outstanding at the end of 1994 and maturing in 1995.

     Since 1995, the Mexican government has instituted programs which sought to:
(i) stabilize the exchange rate and maintain the current floating rate exchange policy, (ii) stabilize the Mexican banking sector, (iii) establish tax incentives for business to increase productivity and employment, (iv) increase exports, (v) reform the pension system to encourage private domestic savings,
(vi) control inflation by decreasing public spending and implementing a restrictive monetary policy, (vii) increase private sector investment through privatization of transportation and telecommunications and (viii) increase public-sector revenues, in part through increases in the general rate of the value-added tax for certain goods and services from 10% to 15% (except for certain "free zones" such as Cancun, Cozumel and Los Cabos, where the rate continues to be 10%), increases in prices of fuel oil, natural gas and electricity and increases in the minimum wage. In addition, the Mexican government sought to minimize inflation by promoting the gradual implementation of price increases.

     Economic conditions in Mexico improved somewhat in 1996, with gross domestic product in 1996 5.1% higher than gross domestic product in 1995, and interest rates on 28-day Cetes declining to an average of 31.4% (from an average of 48.4% in 1995). In the first quarter of 1997, gross domestic product increased by 5.1% as compared to the same period in 1996. On January 15, 1997, the Mexican government repaid the remaining balance that it borrowed on the line of credit extended by the United States and Canada.

     According to preliminary figures, gross domestic product remained the same in real terms in the first half of 2001, as compared with the same period of 2000. Furthermore, inflation during the first ten months of 2001 was 3.87%, as compared with 6.88% in the same period of 2000. Also, during the first ten months of 2001, interest rates on 28-day Cetes averaged 12.2% and interest rates on 91-day Cetes averaged 13.0%, as compared with average rates on 28-day and 91-day Cetes of 14.8% and 15.8%, respectively, during 2000.

     The future performance of the Mexican economy may be adversely affected by political instability in Mexico. On August 28, 1996, a little-known group calling itself the Ejercito Popular Revolucionario (the Popular Revolutionary Army, or "EPR") initiated attacks in various parts of Mexico, concentrating on military and police targets, and since that date has claimed responsibility for a number of other attacks and has been involved in direct skirmishes with Mexican government troops. Although the extent of popular support enjoyed by the EPR is not known, and none of the attacks occurred within 600 miles of any of the Club Regina Resorts, the attacks adversely affected Mexico's foreign exchange and securities markets. No assurance can be given that attacks in the future by the EPR or any other insurgent group will not have a similar, or worse, effect on such markets.

     The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on companies with Mexican operations (including the Company), market conditions, prices and returns on securities of companies with significant Mexican operations (including those of the Company). On July 6, 1997, national elections were held in Mexico in which parties opposed to the ruling Institutional Revolutionary Party ("PRI") increased their representation in the Mexican legislature and captured the mayoralty of Mexico City and the governorship of several states of Mexico. The term of President Ernesto Zedillo, a member of the PRI, expired November 30, 2000 and President Vicente Fox Quesada a member of Alianza por el Cambio (the Alliance for Change), a coalition of the Partido Accion Nacional (National Action Party), the oldest opposition party in the country, and the Partido Verde Ecologista de Mexico (Green Party), took office December 1, 2000 for a six-year term. In addition the Partido de la Revolucion Democratica (Democratic Revolution Party) now holds five state governorships, the National Action Party now holds eight state governorships, and the Alianza Opositora (Opposition Alliance), an alliance formed by the Democractic Revolution Party, the National Action Party and the Labor Party holds one governorship. There can be no assurance that the change in political power of parties will not result in a change in Mexico's economic policies. Any change in Mexico's economic policies could have a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects.

     Future declines in the gross domestic product of Mexico, resumption of high rates of inflation in Mexico or other adverse social, political or economic developments in or affecting Mexico or other emerging market countries could have a generally adverse effect on the Mexican economy, which could result in a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects and on the market price of the Company's securities. Finally, securities of companies, such as Raintree, with significant exposure to emerging markets are, to varying degrees, influenced by economic and market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reactions to developments in one country may have effects on the securities of issuers in other countries. There can be no assurance that the trading price of the Common Stock will not be adversely affected by events elsewhere, especially in emerging market countries.

     In addition, the Company denominates many of its Vacation Interval receivables in UDIs. See "Customer Financing." Although the Company believes that its UDI program protects it from peso inflation, it does not insulate the Company from foreign currency risk, and there can be no assurance that the rate of return on the Company's UDI denominated loans will not be adversely affected by a change in dollar/peso exchange rates.

     Exchange Rates. The value of the peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. The peso has experienced significant fluctuations in short time periods including a major decline in March 1994 (following the assassination of a leading candidate in Mexico's presidential elections) of that year. Between January 1, 1995 and December 31, 2001, the Mexican peso depreciated an additional 67% to Ps. 9.2 per U.S. dollar at December 31, 2001 and fluctuated from a high, relative to the U.S. dollar, of Ps. 5.27 to a low, relative to the U.S. dollar, of Ps.10.6. No assurance can be given that the peso will not further depreciate in value relative to the U.S. dollar in the future.

According to preliminary figures, during the first half of 2001, Mexico's international payments current account registered a deficit of U.S. $3.4 billion, 6% less than the deficit of U.S. $3.6 billion registered in the same period of 2000. At November 16, 2001, Mexico's international reserves totaled U.S. $39.9 billion, an increase of U.S. $6.3 billion from December 31, 2000.

     Also, on May 18, 2001 The Foreign Exchange Commission resolved to suspend the use of its monthly auctions of options to sell dollars to Banco de Mexico, which went effective July 2, 2001.

     The Mexican economy has suffered balance of payment deficits and shortages in foreign exchange reserves in the past. The Mexican government does not currently restrict the ability of Mexican or foreign persons or entities to convert pesos to U.S. dollars. As noted in the foregoing, however, it does exercise some degree of control over foreign currency markets, and no assurance can be given that the Mexican government will not institute a restrictive exchange control policy in the future. Any such restrictive exchange control policy could adversely affect the Company's ability to convert dividends or other payments received in pesos into U.S. dollars, and could also have a material adverse effect on the Company's business and financial condition.

     The following table sets forth, for the periods indicated, the high, low, average and period-end free market rate for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in pesos per U.S. dollar.

                                 Free Market Rate                     Period
  Year Ended December 31         High        Low      Average(1)       End
  ----------------------         ----        ---      ----------       ---
  1992                           3.12       3.08        3.10          3.12
  1993                           3.33       3.12        3.17          3.33
  1994                           5.75       3.11        3.39          5.00
  1995                           8.05       5.27        6.42          7.69
  1996                           8.05       7.33        7.61          7.88
  1997                           8.43       7.71        8.07          8.06
  1998                          10.63       8.04        9.16          9.90
  1999                          10.60       9.24        9.55          9.53
  2000                          10.09       9.18        9.46          9.62
  2001                           9.97       8.95        9.34          9.16
----------
(1) Average exchange rates represent the annual average of the daily free exchange rates.

Source: Banco de Mexico until November 5, 1993, with the free market rate representing the average of the buy and sell rates on the relevant dates. Commencing November 8, 1993, the free market rate is the Noon Buying Rate for Mexican pesos reported by the Federal Reserve of the United States.

     Seasonality. The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. In Mexico, American tourists tend to vacation in the destinations where the Club Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months. The timing of these purchasers, however, may be effected by weather conditions and general and local economic conditions. Seasonality influences could have a material adverse effect on the Company's operations.

     General Economic Conditions; Concentration in Vacation Ownership Industry. Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recessions, may also adversely affect the future availability of attractive financing for the Company or its customers and may materially adversely affect the Company's business, financial condition and results of operations. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Vacation Membership receivables. Because the Company's operations are conducted almost entirely within the vacation ownership industry, any adverse changes affecting the vacation ownership industry such as an oversupply of vacation ownership units, a reduction in demand for vacation ownership units, changes in travel and vacation patterns, changes in governmental regulations of the vacation ownership industry and increases in construction costs or taxes, as well as negative publicity, could have a material adverse effect on the Company's operations.

     Sales Volume Risks. The Company depends on sales leads generated from guests of its hotels located adjacent to some of our properties and with which we share some facilities, other local offices, theme stores, real estate agents and off-site offices. With respect to off-site offices, as the number of potential customers in the geographic area of a sales office who have attended a sales presentation increases, the Company may have increasing difficulty in attracting additional potential customers to a sales presentation at that office, and it may become increasingly difficult for the Company to maintain current sales levels at its existing sales offices. Accordingly, the Company anticipates that a substantial portion of its future sales growth will depend on opening additional off-site sales offices which may be subject to local taxes and compliance with additional registration and other requirements. There can be no assurance, however, that sales from existing or new off-site sales offices will meet the Company's expectations. If the Company does not open additional sales offices or if existing or new sales offices do not perform as expected, the Company's business, results of operations and financial condition could be materially adversely affected.

     Geographic Concentration in Mexico; Concentration of Customers in North America. Sales of Vacation Memberships in Mexico to Mexican nationals of the Company's revenues were approximately 52% and 46%, during 2000 and 2001, respectively. At December 31, 2001, approximately 36% of Members resided in Mexico. The Company intends to continue to sell Vacation Memberships in Mexico and to initiate registration to permit sales in selected locations in the United States. Since most of the Company's sales offices are currently located in Mexico, any economic downturn in Mexico could have a disproportionate material adverse effect on the Company's business, results of operations and financial condition. Also, at December 31, 2001, approximately 64% of the Company's Members resided in the United States or Canada, and as a result, the Company may be vulnerable to downturns in the U.S. and Canadian economies as well. Additionally, at December 31, 2001 seven of the Company's twelve resorts are located in Mexico.

     Competition. The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interest ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation interests in resort properties. Major companies that now operate vacation ownership resort properties include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., Starwood Hotels & Resorts (Westin and Sheraton Hotels), Cendant Corporation through its subsidiary, Fairfield Resorts Inc. and Intrawest Corp. In addition, other publicly-traded companies in the vacation ownership industry, such as Trendwest Resorts, Inc. and Bluegreen Corp. as well as many small privately owned companies currently compete, or may compete, with the Company. The Company believes that the fractional interest segment of the vacation ownership market is highly fragmented and, although no major company competitors exist, includes such competitors as Franz Klammer Lodge in Telluride, Resort Quest International, Inc., a company specializing in vacation home rentals and Vail Resorts, which sell one-quarter share interests in vacation homes at certain of its ski locations. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent and potential future consolidation in the vacation ownership industry will increase industry competition.

     Independent Contractors. A portion of the Company's sales force has been comprised of independent contractors. From time to time, U.S., Mexican and Canadian federal, state and provincial authorities have asserted that independent contractors are employees, rather than independent contractors. If, as a result of any such assertion the Company were required to pay for and administer added benefits and taxes related to the time such persons have been classified as independent contractors, the Company's operating costs would increase.

     Natural Disasters - Uninsured Loss. The Company's resorts may be subject to hurricanes, earthquakes and adverse weather patterns such as "El Nino" and damages as a result thereof. There are certain types of losses for which the Company does not have insurance coverage because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

Employees

     At December 31, 2001, the Company employed 451 full-time and 53 part-time persons, with 242 persons in Mexico, 198 persons in Canada and 62 persons in the United States and utilized 667 contract persons primarily as independent sales agents in Mexico. The Company believes employee relations are good.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is currently subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common equity has been registered pursuant to Section 12(b) of the Act but is not traded. At December 31, 2001, the Company had 45 common stock shareholders.

Dividend Policy

     The Company has never paid cash dividends on its common stock. The Company anticipates it will retain all of its future earnings, if any, for use in the expansion and operation of its business and the Company does not anticipate paying cash dividends in the foreseeable future. In addition, the Senior Notes Indenture may restrict or prohibit the payment of dividends by Raintree.

ITEM 6 - SELECTED FINANCIAL DATA

     The historical income statement data presented below for Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries ("Predecessor Business") was derived from the historical financial statements of the Predecessor Business and includes the use of the lease accounting method for the Vacation Interval revenues reported by the combined resorts, because the Predecessor Business did not sell Vacation Intervals that met the requirements for the full accrual method of accounting. The historical income statement data presented below for the Company uses the full accrual method of accounting subsequent to the date it purchased the vacation ownership segment ("Club Regina Resorts") of the Predecessor Business.

     The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements of the Company and the notes thereto included elsewhere herein. Certain reclassifications have been made to prior year's financial statements to be consistent with the current year's presentation.





                      Summarized Historical Financial Data





                                            Predecessor
                                              Business
                                              (1) (2)
                                            ------------
                                              Seven and                             Company
                                              1/2 months --------------------------------------------------------------------------
                                                Ended                        Years Ended December 31,
                                              August 17, --------------------------------------------------------------------------
                                                 1997      1997 (4)        1998         1999          2000          2001
                                               --------    --------      ---------    --------      --------      --------
Historical Income Statement Data:                               ( in thousands except share and per share data)
Vacation ownership revenues:
Vacation Interval sales ...................... $ 31,479
   Less amounts deferred .....................  (30,653)
   Plus amounts recognized ...................    1,650
                                               --------
      Total Vacation Interval revenue             2,476    $ 18,098      $  56,508    $ 62,749      $ 70,782      $ 71,114

Rental and service fee income ................    7,021       3,896          8,926       8,888        10,907        15,936
Interest income on Vacation Interval
   receivables ...............................    3,277       1,557          5,848       7,252         8,358         8,228
Other income .................................    1,329       2,153          2,701       2,231         1,941         3,338
                                               --------    --------      ---------    --------      --------      --------
Total vacation ownership revenues ............   14,103      25,704         73,983      81,120        91,988        98,616
Costs and operating expenses
   Cost of Vacation Interval sales ...........                4,569         13,161      17,007        16,908        20,890
   Provision for doubtful accounts ............               2,318          4,450       5,242         4,855         4,498
Advertising, sales and marketing
   Commissions paid ..........................    5,512
     Less amount deferred ....................   (5,413)
     Plus amount recognized ..................      313
   Advertising, sales and marketing ..........    4,899
                                               --------
     Total advertising, sales and marketing ..    5,311       8,576         23,874      29,060        34,152        35,797
   Maintenance and energy ....................    4,669       1,938          8,013      11,387        14,683        19,238
   General and administrative ................    4,504       5,417         11,463      10,888        12,020        12,983
   Depreciation (3) ..........................       --          49            620         973         1,411         1,591
   Amortization of goodwill ..................       --          --          2,885       1,606           150            --
   Abandoned financial restructuring costs ...       --          --             --          --            --         1,428
   Loss on sale of assets ....................       --          --             --          --         7,071            --
                                               --------    --------      ---------    --------      --------      --------
Total costs and operating expenses ...........   14,484      22,867         64,466      76,163        91,250        96,425
                                               --------    --------      ---------    --------      --------      --------

Operating Income (loss) from vacation
   ownership operations ......................     (381)      2,837          9,517       4,957           738         2,191
   Interest expense, net .....................    2,827       3,931         14,947      17,958        22,057        20,505
   Equity in (earnings)/losses on equity
    investments ..............................       --          --             25         352          (790)         (226)
   Foreign currency exchange (gains)/losses,
    net ......................................       74       1,333          4,274        (801)        1,125        (1,379)
                                               --------    --------      ---------    --------      --------      --------
Net loss from vacation ownership
   operations before provision for taxes .....   (3,282)     (2,427)        (9,729)    (12,552)      (21,654)      (16,709)
Foreign income and asset taxes (benefits) ....    1,756         909            672         709          (606)        2,752
                                               --------    --------      ---------    --------      --------      --------
Net loss before extraordinary gain ...........   (5,038)     (3,336)       (10,401)    (13,261)      (21,048)      (19,461)
Extinguishment of debt, net of taxes .........       --          --             --          --         1,021            --
                                               --------    --------      ---------    --------      --------      --------
Net loss from vacation ownership
   operations before preferred stock dividends   (5,038)     (3,336)       (10,401)    (13,261)      (20,027)      (19,461)
Preferred stock dividends ....................       --         232            711         675           498           529
                                               --------    --------      ---------    --------      --------      --------

Net loss attributable to common shareholders . $ (5,038)   $ (3,568)     $ (11,112)   $(13,936)    $ (20,525)    $ (19,990)
                                               ========    ========      =========    ========     =========     =========


Net loss per share before extraordinary gain .             $  (0.40)     $   (0.88)   $  (1.10)    $   (1.69)    $   (1.37)
                                                           ========      =========    ========     =========     =========

Net loss per share ...........................             $  (0.40)     $   (0.88)   $  (1.10)    $   (1.61)    $   (1.37)
                                                           ========      =========    ========     =========     =========

Basic and diluted weighted average shares ....            8,976,586     12,617,371  12,636,262    12,719,595    14,636,262
                                                          =========     ==========  ==========    ==========    ==========


Other Historical Financial Data:
   EBITDA, as adjusted (5) ................... $   (381)   $  2,886      $  13,022    $  7,536     $   2,299     $   3,782
                                               ========    ========      =========    ========     =========     =========

   Cash used in operating activities .........               (3,923)        (3,504)    (13,107)       (6,782)       (4,682)
                                                           ========      =========    ========     =========     =========
   Cash (used in)/provided by investing
       activities ............................              (86,338)       (10,433)     (6,318)        5,812         5,317
                                                           ========      =========    ========     =========     =========
   Cash provided by/(used in) financing
       activities ............................               99,266          7,848      24,657        (3,902)        1,660
                                                           ========      =========    ========     =========     =========
   Ratio of earnings to fixed charges (6) ....                 *             *           *              *            *
                                                           ========      =========    ========     =========     =========


----------

(1) The financial data was derived from the vacation ownership segment of the Combined Historical Financial Statements of the Predecessor Business which were prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The historical vacation ownership segment information was prepared by identifying the direct vacation ownership revenues and expenses and allocating the vacation ownership segment and the hotel shared expenses based on the relative number of total rooms at the beginning of each period. The operating results of the hotel segment were reported by the  Predecessor  Business as
     discontinued   operations  and  accordingly,   are  not  included  in  this
     presentation.

(2) Because the Company acquired perpetual ownership of the Club Regina Resorts, which had been sold by the Predecessor Business as 30 to 50 year memberships to its customers, the historical financial information has been prepared by using the lease accounting method as required by U.S. GAAP, which required the Predecessor Business to recognize annually only 1/30th of cumulative vacation ownership revenues, net of cumulative provisions for doubtful accounts and cumulative commission expenses. For periods after August 17, 1997, financial data is presented using the full accrual method of accounting in accordance with SFAS No. 66 rather than the lease accounting method.

(3) Depreciation was not recognized by the Predecessor Business during the period presented because the prior owner had recorded a significant impairment loss in 1994, and the assets of the combined hotels and Club Regina Resorts were held for sale from then until their sale on August 18, 1997. The Company's Historical Consolidated Statement of Operations for the year ended December 31, 1997 includes the operations of the purchased Club Regina Resorts only for the period August 18, 1997 through December 31, 1997.

(4) Reflects the results of operations of the Company for the twelve months ended December 31, 1997 including operations of the acquired Club Regina Resorts for the period from August 18, 1997 through December 31, 1997, and does not include results of operations of the Predecessor Business. The Company had no vacation ownership business activity prior to August 18, 1997. EBITDA, as adjusted represents net income before interest expense, taxes, depreciation and amortization, and also includes equity in losses on equity investments, foreign currency exchange gains and losses, gain on extinguishment of debt and preferred stock dividends.

(5) EBITDA, as adjusted is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA, as adjusted should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position and cash flows. The EBITDA, as adjusted measure presented herein may not be comparable to EBITDA as presented by other companies. The following table reconciles historical EBITDA to historical net loss reported for the vacation ownership segment to EBITDA, as adjusted:




                                           Predecessor
                                             Business
                                              (1) (2)
                                           -------------
                                             Seven and                                 Company
                                            1/2 months     -----------------------------------------------------------------
                                               Ended                             Years Ended December 31,
                                               1997           1997          1998         1999         2000         2001
                                           -------------   ------------  ------------  ----------  -----------  ------------
                                                                            (in thousands)

Net loss available to common                 $ (5,038)      $ (3,568)     $(11,112)    $(13,936)    $(20,525)    $(19,990)
Interest expense, net  ................         2,827          3,931        14,947      17,958        22,057       20,505
Foreign income and asset taxes ........         1,756            909           672         709          (606)       2,752
Depreciation and amortization  ........            --             49         3,505       2,579         1,561        1,591
Equity in losses (income) on equity
 investments ..........................            --             --            25         352          (790)        (226)
Foreign currency exchange (gains)
 losses, net...........................            74          1,333         4,274        (801)        1,125       (1,379)
Gain on extinguishment of debt, net of
 taxes .................................           --             --            --          --        (1,021)          --
Preferred stock dividends .............            --            232           711         675           498          529
                                             --------       --------      --------     --------     --------     --------
EBITDA, as adjusted ...................     $    (381)      $  2,886      $ 13,022     $   7,536    $  2,299    $   3,782
                                            =========       ========      ========     =========    ========    =========


(6) The ratio of earnings to fixed charges has been computed by dividing earnings before foreign income and asset taxes plus fixed charges by fixed charges. Fixed charges consist of interest expense, interest capitalized and preferred stock dividends. Fixed charges exceed the net loss by approximately $7.4 million, $11.7 million, $13.3 million, $22.2 million and $21.1 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 respectively.


                                                                                As of December 31,
                                                         ------------------------------------------------------------------
                                                            1997           1998          1999         2000         2001
                                                         -----------     ----------    ---------    ---------    ----------
                                                                                 (in thousands)
Historical Consolidated Balance Sheet Data
Cash and cash equivalents ...........................    $   9,005     $   2,960     $    8,311    $   3,373    $   5,527
Vacation Interval receivables and other trade
   receivables, net .................................       41,915        51,835         61,232       76,140       82,410
Land held for vacation ownership development ........       12,405        22,170         24,119       11,503       12,695
Facilities, office furniture and equipment, net .....        1,542         3,046          5,255        5,168        4,361
Cost of unsold vacation ownership intervals and
   related memberships ..............................       33,178        27,606         23,605       13,303        8,534
Total assets ........................................      119,979       129,667        145,871      133,752      128,036
Notes payable .......................................        1,000        17,135         44,787       46,192       49,891
Senior Notes, due 2004, net of unamortized original
   issue discount....................................       90,780        92,093         93,426       89,548       90,809
Redeemable preferred stock ..........................           --            --          5,143        5,630        6,159
Shareholders' investment (deficit) ..................       13,052         2,773        (15,523)     (36,191)     (56,357)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and related notes thereto.

COMPANY FORMATION AND INITIAL OPERATIONS IN MEXICO

     The Company was organized to seek acquisition opportunities within the vacation ownership industry. On August 18, 1997, the Company acquired the Club Regina Resorts in Mexico for approximately $86.8 million. In connection with the purchase transactions, the Company placed the property underlying each of the three Club Regina Resort properties into three separate trusts held by the Company's operating subsidiaries that were established for each resort. The operating subsidiaries have the right (the "Present Interests") to use the Club Regina Resorts for a period of 30 years ending August 18, 2027. A separate subsidiary of the Company owns rights (the "Remainder Interests") pursuant to which it has the right to indefinitely use the Club Regina Resorts after August 18, 2027.

     Until March 13, 1998, the Predecessor Business and the Company sold a right to use a vacation ownership unit ("Vacation Interval") for a period of 30 years. This 30-year period was initially selected because Mexican law limited property ownership by trusts to 30 years. Subsequently, Mexican law was changed to allow a trust ownership period of 50 years and in March 1998, the Company began selling 50-year Vacation Interval weeks. The 30-year Vacation Interval weeks that had been sold prior to the acquisition, however, were not extended to 50 years, and the Company began selling an extension to these pre-acquisition Vacation Interval week owners.

     At June 30, 1998, the Company assigned a proportional beneficial interest of the Remainder Interests to each purchaser of Vacation Interval weeks who had bought subsequent to the August 18, 1997 acquisition. This structure also provides for the economic interest in the Vacation Interval week to be transferred to the purchaser and allows for the use of full accrual accounting method of profit recognition for sales made by the Company.

     Effective July 1, 1998, the Company put into effect a new product structure to sell its Vacation Interval weeks under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right (proportional beneficial interest) to participate either in:
(i) an extension of the contractual right to use if practicable under Mexican law or (ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047.

     In Mexico, the Company uses a membership as its means of transferring Vacation Interval weeks rather than a deeded interest because Mexican real property law does not have effective mechanisms that would allow non-Mexican individuals or companies to directly own real property within 100 kilometers of the Mexican border or 50 kilometers of the Mexican coast which include the properties on which the Company's resorts are located. Accordingly, the Company does not sell deeded interests in Mexico. Mexican law allows Mexican corporations, wholly owned by foreign corporations, to own land within this zone. Accordingly, in Mexico the Vacation Interval week is sold through a right to use.

ACQUISITION OF WHISKI JACK

     In July 1998, the Company acquired Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition.

ACQUISITION OF VILLA VERA

     On December 1, 1999, the Company acquired the Villa Vera Hotel, Spa & Racquet Club ("Villa Vera") for approximately $6.2 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition.

CRITICAL ACCOUNTING POLICIES

     Our discussions and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurances that actual results will not differ from these estimates. Our summary of significant accounting policies are described in Footnote 2 to the consolidated financial statements included as a separate section of this Form 10-K beginning on page F-1. We believe our most critical accounting policies include revenue recognition, providing an allowance for doubtful accounts and determination of functional currencies for purposes of consolidation.

     The Company recognizes sales revenue on Vacation Intervals when a minimum 10% down payment is received, a binding sales contract is executed for which the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any continuing involvement with the Vacation Interval. In cases relating to sales of Vacation Intervals in projects under construction, revenue is recognized using the percentage-of-completion method. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. For transactions which do not meet the criteria listed, the deposit method is used. Under this method, the sale is not recognized, a receivable is not recorded and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. The Company provides refunds to purchasers based on legal refund requirements applicable at the location of sale.

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy and the level of past due accounts. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. While the Company does not obtain collateral for such Vacation Interval receivables, the Company does not believe it has significant credit risk with regard to its Vacation Interval receivables, because in the instance of uncollectibility of a contract, the Company retains the right to recover and re-sell the underlying defaulted Vacation Interval. Historically, the Company has been able to re-sell such intervals at prices in excess of the defaulted receivable balances.

     The Company has several foreign subsidiaries which together account for approximately 71% of our net revenues, 80% of our assets and 84% of our total liabilities as of December 31, 2001.

     In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into U.S. dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our equity under the caption "cumulative translation adjustment."

     Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of each subsidiary. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which a subsidiary transacts a majority of its transactions, including sales, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

     If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be in the U.S. dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the U.S. dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

     Based on our assessment of the factors discussed above, we consider our Mexican subsidiaries' functional currency to be the U.S. dollar and our Canadian subsidiaries' functional currency to be the local currency. Accordingly, the Company had foreign currency exchange gains and (losses) from our business activities in Mexico of approximately $1.7 million, $(1.1) million and $0.8 million during 2001, 2000 and 1999, respectively. Additionally, the Company had cumulative translation losses from our business activities in Canada of approximately $23,000 and $212,000 which were included as the cumulative translation adjustment within our balance sheet at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, translation adjustment gains and (losses) of $(189,000), $(153,000) and $241,000, respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of our Mexican subsidiaries was the Mexican peso, these gains or losses would have been computed accordingly and included in the determination of the Company's comprehensive loss within the statement of operations cumulative translation adjustment within the equity section of the balance sheet and excluded from our reported net loss for each of the years presented. Had the Company determined that the functional currency of our Canadian subsidiaries was the U.S. dollar, these losses would have increased or decreased the net loss for each of the years presented.

     The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the U.S. dollar. These currencies include Mexican pesos and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if determined that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to change the accounting method from the date of change.

NEW ACCOUNTING PRONOUNCEMENT

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment/Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " and the accounting and reporting provisions of APB Opinion 30. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and reestablishes criteria for determining when a long-lived asset is held for sale. The Company is required to and will adopt SFAS No. 144 on January 1, 2002. The Company is currently analyzing the provisions of SFAS No. 144 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.


RESULTS OF OPERATIONS

     The following  discussion  should be read in conjunction with the preceding
Item 6 "Selected Financial Data" and the Company's Financial Statements and the notes thereto and other financial data included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.


Segment Results

     General. The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas:
Mexico, Canada and the United States. The United States operations are carried out through a joint venture accounted for using the equity method of accounting. The agreement is with Jackson Hole Ski Corporation, the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshares under a club concept. Revenues are attributed to countries based on the location of the sale of the vacation ownership interest. Certain reclassifications have been made to prior year's financial statements to be consistent with the current year's presentation. The following presents segment data in thousands for the Raintree consolidated entities and separately, The Teton Club's financial results:




                                                  For the years ended December 31,
                          ----------------------------------------------------------------------------------------
                                                          Operating
                                                            Income                        Capital
                            Revenues           %            (Loss)            %         Expenditures        %
                          -------------    ----------    -------------    ----------    -------------    ---------


2001 -
Consolidated entities
Mexico                      $ 84,235          85.4%      $    3,333         152.1%       $   1,213          82.6%
Canada                        12,407          12.6%           1,134          51.8%              73           5.0%
United States                    202           0.2%             202           9.2%              --           0.0%
Corporate and other            1,772           1.8%          (2,478)       (113.1)%            182          12.4%
                          -------------    ----------    -------------    ----------    -------------    ---------
   Total                    $ 98,616         100.0%      $    2,191         100.0%       $   1,468         100.0%
                          =============    ==========    =============    ==========    =============    =========

Equity Venture
United States               $ 14,206          NA          $   2,302          NA         $        --         NA
                          =============    ==========    =============    ==========    =============    =========


2000 -
Consolidated entities
Mexico                      $ 81,944          89.1%       $   3,821         517.7%       $   2,464          86.3%
Canada                         9,897          10.8%            (497)        (67.3)%            345          12.1%
United States                     11           0.0%             (21)         (2.9)%             --           0.0%
Corporate and other               136          0.1%          (2,565)       (347.5)%             46           1.6%
                          -------------    ----------    -------------    ----------    -------------    ---------
   Total                    $ 91,988         100.0%      $      738         100.0%       $   2,855         100.0%
                          =============    ==========    =============    ==========    =============    =========


Equity Venture
United States               $ 12,533          NA          $   1,259          NA           $ 17,029          NA
                          =============    ==========    =============    ==========    =============    =========
1999 -
Consolidated entities
Mexico                      $ 66,955          82.5%       $   7,555         152.4%       $   4,780          75.7%
Canada                        14,120          17.5%             381           7.7%             616           9.7%
Corporate and other               45             0.0%        (2,979)        (60.1)%            922          14.6%
                          -------------    ----------    -------------    ----------    -------------    ---------
   Total                    $ 81,120         100.0%       $   4,957         100.0%       $   6,318         100.0%
                          =============    ==========    =============    ==========    =============    =========

Equity Venture
United States             $         --        NA          $  (2,605)         NA           $  9,905          NA
                          =============    ==========    =============    ==========    =============    =========


Consolidated Entities Segment Discussion

     Mexico's Segment Results - 2001 Compared to 2000 Revenues. increased $2.3 million primarily as the average price of Vacation Interval sales increased $3,594 from $13,132 for the year ended December 31, 2000 to $16,726 for the year ended December 31, 2001. Operating income decreased $0.5 million and excluding the impact of the prior year loss on the sale of property of $7.1 million, operating income was down $7.6 million resulting from a higher cost of Vacation Interval sales per sales dollar, lower other income and overall higher net maintenance and energy costs.

     Mexico's Segment Results - 2000 Compared to 1999. Revenues increased $15.0 million, or 22.4%, and operating income decreased $3.7 million or 49.4% for the year ending December 31, 2000. The increase in revenues primarily resulted from an overall increase in the number of Vacation Interval weeks sold. The number of weeks sold increased 1,058, or 28.0%, as both the number of qualified tours and the sales closing percentages increased. The decrease in operating income results from the loss on sale of property of $7.1 million.

     Canada's Segment Results - 2001 Compared to 2000. Revenues increased $2.5 million, primarily as the number of weeks sold increased 15.7% and the average price increased $1,947. The increase in both the number of weeks sold and the average price is due to the closing of Westin Vacation Interval sales that had not been recognized previously since titles had not been received on the underlying units. Operating income increased $1.6 million in conjunction with the increased Vacation Interval sales.

     Canada's Segment Results - 2000 Compared to 1999. Revenues decreased $4.2 million primarily as the number of weeks sold decreased 37.9%. The decrease in weeks sold is reflective of a 29.1% decrease in tour flow primarily generated from its telemarketing operations, on-site sales office and owner referrals. However, operating income decreased by only $0.9 million because of a decrease in goodwill amortization of $1.5 million in 2000 and due to costs associated with Vacation Intervals sales decreasing along with sales.

     Corporate and other - 2001 Compared to 2000. Revenues increased by $1.6 million, a result of the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001. Starwood paid the Company $5.4 million in conjunction with the termination and the Company recorded a gain of approximately $1.4 million. The operating loss increased as the Company abandoned costs of approximately $1.4 million related to a proposed restructuring that was not completed.

     Corporate and other - 2000 Compared to 1999. The $0.1 million decrease in operating loss is primarily due to the decrease in accounting, tax and other consulting fees. The operating loss consists primarily of general and administrative costs that are not allocated to the segments.

Equity Venture Segment Discussion

     2001 Compared to 2000. The Teton Club's revenues increased $1.7 million or 13.6% for the year ended December 31, 2001. However, operating income declined as the maintenance costs associated with unsold inventory in the Teton Club's first full year of operation increased over the prior year amount.

     2000 Compared to 1999. The Teton Club construction was completed in October, 2000 and Vacation Interval sales began. The Teton Club sold 357 weeks at an average price per week of $34,760.


Mexico's Inflation and Currency Changes

     Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy, since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are generally payable in U.S. dollars and sales prices are generally established in U.S. dollars.

     The effects of the Mexican peso on the Company are tempered because the Company sells its Vacation Intervals based on prices set in U.S. dollars. Sales settled in pesos or UDI's are based on the U.S. dollar sales price converted at the current peso or UDI rate. This adjusts the price of Vacation Interval weeks sold for pesos to keep the revenue from such sales constant in dollar terms. Therefore, devaluation and inflation of the peso have not affected the Company's revenue from customers who purchase Vacation Interval weeks without financing them. However, approximately 50% of the Company's customers in Mexico elect to finance their purchase of Vacation Interval weeks through the Company. Of financed Vacation Interval receivables, approximately 36% of Mexico's Vacation Interval receivables are denominated in UDI's which insulate the Company from effects of peso inflation over extended time periods with respect to those receivables. However, the Company is not insulated from the effect of changes in the U.S. dollar/peso exchange rate with respect to UDI receivables or approximately 11% of Mexico's receivables denominated in pesos. Accordingly, to the extent the rate of Mexican inflation exceeds or is less than the rate of devaluation of the peso during any period, the Company's rate of return in constant dollar terms on UDI denominated Vacation Interval receivables will increase or decrease.

     Additionally, management believes that in interpreting the comparisons of operational results discussed below, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could partially result from increase or decrease in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the twelve months ended December 31, 2001 strengthened when compared to the average monthly peso exchange rate for the twelve months ended December 31, 2000. The Company estimates that current period costs were negatively impacted by the peso exchange rate since the monthly average peso exchange rate strengthened 4.8% during 2001. Additionally, the Company estimates that inflation in Mexico was approximately 4.4% during 2001. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are settled primarily in pesos, and were negatively impacted by the combined effects of inflation and peso changes. An exchange gain of $1.4 million was reported for the year ended December 31, 2001 as the period end exchange rate of the peso strengthened from Ps 9.6000 as of December 31, 2000 to Ps
9.1423 as of December 31, 2001.

Consolidated Results

     Comparison of the twelve months ended December 31, 2001 to the twelve months ended December 31, 2000.

     Vacation Interval sales increased slightly from approximately $70.8 million for the year ended December 31, 2000 to $71.1 million for the year ended December 31, 2001. The number of Vacation Interval memberships sold decreased by 1,074 weeks, or 19.8%, from 5,424 weeks for the year ended December 31, 2000 to 4,350 weeks for the year ended December 31, 2001. Additionally, the average price increased $3,298 or 25.3% from $13,050 for the year ended December 31, 2000 to $16,348 for the year ended December 31, 2001. Contributing to the higher average price is the increase in availability of two bedroom units which results in the Company receiving an overall higher average price on sales of its memberships and a reduction in sales discounts during 2001. The decrease in sales volume took place during the 3rd quarter which decreased 600 weeks with the month of September down 283 weeks. September was negatively impacted by reduced travel after the terrorist attacks on the World Trade Center and Pentagon. The downturn in the United States and Mexico economies reduced travel as well. Additionally, the current year sales volume decrease is magnified by the strong prior year sales volume which was up 695 weeks, or 14.7% over the prior year.

     Rental and service fee income increased by $5.0 million, or 46.1% for the year ended December 31, 2001 compared to the comparable prior year period. The increase results primarily from an increase of approximately 4,300 new members paying service fees during 2001 compared to the prior year period and an overall 5% increase in the 2001 service fee charged to members.

     Sale of assets and other income increased approximately $1.4 million from approximately $1.9 million for the year ended December 31, 2000, to approximately $3.3 million for the year ended December 31, 2001. The increase in other income was a result of the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001. Starwood paid the Company $5.4 million in conjunction with the termination and the Company recorded a gain of approximately $1.4 million.

     Cost of Vacation Interval sales increased $4.0 million, or 23.6%, from $16.9 million for the year ended December 31, 2000 to $20.9 million for the year ended December 31, 2001. However, as a percentage of Vacation Interval sales, Cost of Vacation Interval sales increased from approximately 23.9% for the year ended December 31, 2000 to approximately 29.4% for the year ended December 31, 2001. The increase results from inventory currently being acquired from Cimarron, Kona, Puerto Mio and Westin Whistler that are at a higher cost per week acquired than the Company's historical cost rate per week of inventory.

     Provision for bad debt reserves decreased approximately $0.4 million or 7.4% from approximately $4.9 million for the year ended December 31, 2000 to $4.5 million for the year ended December 31, 2001. The reserve for bad debt remained at approximately 11% of Vacation Interval receivables. The Company believes that the recorded reserve provides adequate coverage of default risk for the Vacation Interval receivables under current market conditions.

     Advertising, sales and marketing expenses increased approximately $1.6 million, or 4.8%, from approximately $34.2 million for the year ended December 31, 2000, to approximately $35.8 million for the year ended December 31, 2001. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from approximately 48.2% for the year ended December 31, 2000 to approximately 50.3% for the year ended December 31, 2001, which is an increase of 4.4% from the year ended December 31, 2000. The impact of a 4.8% strengthening of the Mexican peso during 2001 increased advertising, sales and marketing expenses by approximately $0.8 million. Additionally, communication expenses charged to advertising, sales and marketing increased approximately $0.6 million in conjunction with a change in marketing programs.

     Maintenance and energy expenses increased approximately $4.5 million, or 31.0%, from approximately $14.7 million for the year ended December 31, 2000, to approximately $19.2 million for the year ended December 31, 2001. The increase in expenses was caused by maintenance and energy expenses associated with new units from the Westin Whistler acquisition in March 2000, the Cimarron acquisition in May 2000, the addition of 40 units previously leased to Westin in Mexico in October, 2000, and increased costs associated with higher occupancy rates in Mexico. Additionally, expenses increased as a result of maintaining a higher membership base from the prior year.

     General and administrative expenses increased approximately $1.0 million, or 8.0% from approximately $12.0 million for the year ended December 31, 2000 to $13.0 million for the year ended December 31, 2001. The impact of a 4.8% strengthening of the Mexican peso during 2001 increased general and administrative expenses by approximately $0.4 million and additionally, general and administrative expenses increased in response to the 4.4% inflation in Mexico.

     The Company, during 2001, wrote off $1.4 million of costs incurred in conjunction with a proposed restructuring that was not completed.

     Interest expense was approximately $1.6 million less for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due primarily to the lower level of debt outstanding including the $5.5 million decrease in Senior Notes between periods. The weighted average interest rate decreased 1.9% from December 31, 2000 to December 31, 2001, and the average debt decreased $6.7 million.

     The foreign currency exchange gain was approximately $1.4 million for the year ended December 31, 2001 compared to a loss of approximately $1.1 million during the year ended December 31, 2000. The decrease in the loss between periods results from a stronger peso against the U.S. dollar during 2001 compared to 2000.

     Foreign income and asset taxes increased $3.3 million for the year ended December 31, 2001 compared to the prior year period. The Company is subject to Mexican asset taxes, a portion of which was previously subject to a three-year exemption period, which is now expired.


     Comparison of the twelve months ended December 31, 2000 to the twelve months ended December 31, 1999.

     Vacation Interval sales increased by approximately $8.0 million, or 12.8%, from approximately $62.8 million for the year ended December 31, 1999 to approximately $70.8 million for the year ended December 31, 2000. Vacation Interval sales increased as the number of weeks sold increased by 695, or 14.7%, from 4,729 for the year ended December 31, 1999 to 5,424 for the year ended December 31, 2000 as both the number of qualified tours and the sales closing percentages increased.

     Rental and service fee income increased by $2.0 million, or 22.7% for the year ended December 31, 2000 compared to the comparable prior year period. The increase results from an increase of approximately 4,700 new members paying service fees during the year ended December 31, 2000 compared to the comparable prior year period.

     Interest income on Vacation Interval receivables increased by $1.1 million or 15.3% for the year ended December 31, 2000 compared to the comparable prior year period. The increase results primarily from the higher amount of Vacation Interval receivables outstanding during the year ended December 31, 2000 compared to the comparable prior year period and a slightly higher overall average interest rate received during 2000.

     Provision for doubtful accounts decreased by approximately $0.4 million, or 7.4%, from approximately $5.3 million for the year ended December 31, 1999, to approximately $4.9 million for the year ended December 31, 2000. This decrease is in response to a review of historical default rates and current collection rate history which were better than previously estimated. The Company previously estimated a default rate of approximately 8% compared to a current estimated default rate of approximately 5%. The Company believes that the reserve for doubtful accounts provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $5.0 million, or 17.5%, from approximately $29.1 million for the year ended December 31, 1999, to approximately $34.1 million for the year ended December 31, 2000. The acquisition of Cimarron increased advertising, sales and marketing approximately $1.1 million and sales at that location have not commenced. Increased sales commissions, sales promotions and marketing programs associated with higher sales levels contributed to the increase as well. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from 46.3% for the year ended December 31, 1999 to 48.2% for the year ended December 31, 2000 primarily as a result of the increased costs of Cimarron operations and the decrease in the revenues from the Whiski Jack operation.

     Maintenance and energy expenses increased approximately $3.3 million, or 28.9%, from approximately $11.4 million for the year ended December 31, 1999, to approximately $14.7 million for the year ended December 31, 2000. The increase in expenses was caused by maintenance and energy expenses associated with the acquisitions of units after the first nine months of 1999 including Villa Vera units in Mexico and the Westin units in Whiski Jack and the costs associated with 40 additional units during late 2000 that were previously used in an exchange program with the Westin Hotel. Additionally, the cost of contract maintenance services provided by the Westin Hotels increased by approximately $0.6 million in 2000 as compared to the prior year.

     General and administrative expenses increased approximately $1.1 million, or 10.4%, from approximately $10.9 million for the year ended December 31, 1999, to approximately $12.0 million for the year ended December 31, 2000. The Company's new operations at Cimarron resorts accounted for approximately $0.5 million of this increase. Additionally, in Mexico higher costs resulted from general inflation and an increase in overall business activities associated with higher sales volumes. As a percentage of revenue, general and administrative expenses remained nearly unchanged between periods.

     Depreciation  expense  increased  by $0.4  million  during  the year  ended
December 31, 2000 compared to the comparable prior year period. The increase primarily relates to depreciation associated with assets acquired in conjunction with the December 1999 Villa Vera Hotel and Racquet Club acquisition and increased investments in computer equipment.

     For the year ended 2000, amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which was fully amortized during 1999. During the second quarter 2000, a final payment was made to the sellers of $150,000 for achieving specific post-acquisition earnings, which was expensed during the period.

     The Company sold its Cozumel property and certain other property held for sale in Mexico and recorded a loss of $7.1 million in 2000.

     Interest expense increased approximately $4.1 million in 2000 as compared to 1999 due primarily to interest costs associated with a higher level of debt outstanding and increased average interest rates between the periods. Average debt outstanding increased $17 million between periods, while the average interest rates increased from approximately 12.8% to 13.3% for December 31, 1999 and December 31, 2000, respectively.

     Equity in earnings on equity investments increased $1.1 million as development and construction operations at the Teton Club were completed in October 2000, and qualified timeshare sales commenced.

     The change in foreign currency exchange gain/loss between 1999 and 2000 results from the changes in the Mexican peso. The change between periods occurred due to a weakening peso based on period end rates against the U.S. dollar and the holding of a higher level of peso denominated assets during 2000.

     The Company purchased $5.5 million face value of Senior Notes that resulted in an extraordinary gain of $1.0 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company  generates  cash  for  operations  primarily  from the sale of
Vacation Interval weeks, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Interval weeks, the Company generates cash from all-cash sales, cash down payments on financed sales and collection of principal and interest on Vacation Interval receivables from financed sales. The Company also generates cash through loans secured by Vacation Interval receivables. During 2001, the Company reported approximately $3.3 million of net proceeds from loans secured by Vacation Interval receivables. At December 31, 2001, the Company had $84.1 million of Vacation Interval receivables of which $56.0 are pledged. At such date, approximately: (i) 50% of Vacation Interval receivables were U.S. dollar denominated, (ii) 34% of Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, (iii) 10% of Vacation Interval receivables were denominated in Mexican pesos and (iv) 6% of Vacation Interval receivables were Canadian dollar denominated.

     The Company also received proceeds as part of its investing activities of $5.4 million in conjunction with the termination of the Asset Management Agreement with Starwood.

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

     The Company has planned 2002 capital expenditures of approximately $2.4 million. These expenditures include the development of sales and marketing programs, MIS/IT, and other office improvements. We continuously evaluate our capital budget and make changes as economic conditions warrant. Additionally, the Company has 2002 planned expenditures for the purchase of Vacation Interval inventory in Palm Springs, California; Kona, Hawaii; Las Vegas, Nevada; Puerto Mio, Mexico and at other proposed locations. The expenditures for purchases are incurred only as the inventory is required when the sale of the underlying timeshare is finalized pursuant to the agreement with the original owner/developer. In Whistler, the expenditures for purchases of inventory are incurred in the ordinary business operations of the Whiski Jack subsidiary through the purchase of individual condominium units which are resold as timeshare thereby limiting the working capital requirement consistent with historical business and financial practices. The total 2002 planned expenditures for inventory are $17.3 million.


     The Los Cabos development will require project financing for the first phase of approximately $6.5 million before development can proceed. The Company is currently negotiating for such financing with both U.S. and Mexican financial institutions and other investors. However, no commitment has been received from such institutions or investors. Also, the Company will expend approximately $1.8 million for the refurbishment of the resort properties, substantially all of which is financed through annual maintenance fees received from owners of Vacation Intervals.

     At December 31, 2001, the Company had available inventory of developed Vacation Interval weeks of 4,583 weeks for Club Regina in Mexico, which includes 3,527 weeks in Cimarron, Kona, Polo and Puerto Mio which the Company has the right to acquire, and units at the Westin Whistler Hotel held for sale by Club Regina, and 277 weeks for Whiski Jack in Canada. Based on historical sales levels and planned sales for 2002, the remaining inventory for Club Regina and Whiski Jack will provide approximately 15 months and 5 months, respectively, of inventory for sales in 2002. Also, at December 31, 2001, the Company had approximately 1,065 of remaining developed Vacation Interval weeks at Teton Club joint venture and anticipates it will sell this remaining inventory by the end of 2004. The Company plans to increase its Vacation Interval weeks inventory through development of additional properties and making acquisitions in the short term, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

     To finance its growth strategy, in addition to accessing its existing lines of credit, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or hypothecating additional Vacation Interval receivables. The operating and financial restrictions and covenants in our debt agreements, including our bank credit facilities and the indenture governing the Senior Notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These debt agreements include covenants that require us to meet certain financial ratios and financial tests, including a minimum general administrative and sales expenses to Vacation Interval sales ratio test. In addition, the debt agreements restrict our ability to take additional action without the consent of the lenders such as the incurrence of additional debt or the sale of our interest in the resorts. Such covenants, required ratios and tests may require that we take action to reduce debt or to act in a manner that delays the achievement of our business objectives. If we breach any of these restrictions or covenants or suffer a material adverse change which restricts our borrowing ability under our credit facilities we would be unable to borrow funds thereunder without a waiver. A breach or inability to obtain timely waivers could cause a default under the Senior Notes and our other debt. Our indebtedness could then become immediately due and payable, in which case we may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the notes.

     At December 31, 2001, the Company had future contractual obligations as follows (in thousands):

                                Total       2002      2003      2004       2005     Thereafter
                             --------   --------   --------   --------   --------   ----------

Long-term Debt ............   $144,391   $ 13,385   $ 13,919   $106,081   $  6,449   $  4,557
Operating Leases ..........      3,992      1,146        989        618        422        817
Unconditional Purchase
  Obligations * ...........      7,222      7,222         --         --         --         --
Other Long-Term Obligations        885        170        130         90         90        405
                              --------   --------   --------   --------   --------   --------
 Total Contractual Cash
  Obligations .............   $156,490   $ 21,923   $ 15,038   $106,789   $  6,961   $  5,779
                              ========   ========   ========   ========   ========   ========

     * The unconditional purchase obligation represents amounts owed for Kona, Cimarron and Puerto Mio inventory purchase obligations at December 31, 2001.


     Borrowings can be made under the Cimarron credit facility with Textron provided that Raintree will be obligated to pay Textron, aggregate principal reductions on the developer loan held by Royal Mirage Partners, L.P., ("RMP") the developer of the Cimarron property, of $6.0 million by June 1, 2002 and $12.0 million by November 1, 2002. RMP's repayments to Textron are dependent on Raintree's sales pace of selling the Cimarron inventory. As of December 31, 2001, the development loan had an outstanding balance of $10.2 million. The aggregate payments on RMP's loan were $2.0 million through December 31, 2001 and sales of Cimarron inventory made by Raintree through December 31, 2001, when ultimately credited to Textron will cover the balance due in June 2002.

     As part of The Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the construction loan and receivables loan not repaid by The Teton Club, and is also responsible for any working capital deficits, including debt service, at The Teton Club. The construction and receivables loan matures in June 2002 and will require refinancing. The Teton Club has received initial terms from FINOVA for an extension of the loan which would include an increase in the interest rate charges and a renewal fee. As of December 31, 2001, the balance of the FINOVA construction and receivables debt was $15.4 million and $5.9 million, respectively. As of December 31, 2001, The Teton Club was not in compliance with the FINOVA loan covenant related to minimum sales and entered into a loan modifying agreement to change the minimum sale requirement, increase the interest rate charged under the loan and provides forbearance for non-compliance at December 31, 2001.

     At December 31, 2001, the Company had outstanding $94.5 million of 13% Senior Notes, $11.4 million outstanding under the FINOVA receivables line of credit that at year-end bears interest at 6.75%, $20.4 million outstanding under the Textron credit line that at year-end bears an average interest of 7.2%, $8.9 million outstanding with Resorts Condominium International that at year end bears interest at 7.5%, $4.5 million mortgage notes payable that at year-end bears interest at an average interest rate of 11.9%, and $4.7 million of bank and other debt that at year-end bears interest at an average interest rate of 17.1%. In addition to such debt, the Company has $6.2 million of Redeemable Preferred Stock outstanding at December 31, 2001. The Redeemable Preferred Stock is redeemable at any time before March 3, 2005, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is generally paid monthly on all debt obligations of the Company. At December 31, 2001, the Company had $1.0 million of accrued and unpaid interest on Senior Notes and $1.2 million of accrued and unpaid interest on other debt As of December 31, 2001, the Company was not in compliance with the FINOVA loan covenants related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales and entered into a loan modifying agreement to change the ratio requirement, increase the interest rate charged under the loan and provides forbearance for non-compliance at December 31, 2001. Additionally, as of December 31, 2001, the Company was not in compliance with the RCI loan covenants related to the ratio of sales and marketing expenses to Vacation Interval sales and the ratio of general and administrative expenses to Vacation Interval Sales. The Company obtained a timely waiver from RCI for such non-compliance.

     The Company's borrowing capacities under the Textron notes receivable based credit facilities is $22.4 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $1.8 million under the Textron line of credit at December 31, 2001, were available for borrowing under the credit facility. Additional borrowings under this facility will terminate in April 2002, unless otherwise extended. Additionally, the Company has available $20 million of notes receivable based facility capacity through the Cimarron Project Development, Management and Sales Agreement. This Cimarron credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement which had approximately,

$2.3 million borrowed under this facility at December 31, 2001. Additional borrowings under this facility will terminate in November 2004, unless otherwise extended.

     The Company signed a letter of intent on March 21, 2002, to be acquired by Mego Financial Corp. ("Mego"). The transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval by both companies, is expected to be completed by May 31, 2002. Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of Mego. Mego is a developer and operator of vacation ownership resorts, developed and undeveloped real estate properties, and a provider of consumer financing to purchasers of leisure ownership interests and land parcels. Mego is headquartered in Las Vegas, Nevada and has properties it operates in Nevada, New Jersey, Colorado, Florida and Hawaii. In connection with the transaction with Mego, the Company believes that it will be able to secure the funds necessary for its Senior Notes interest payments and will be able to acquire, refinance or otherwise restructure a significant portion of its Senior Notes.

     At December  31,  2001,  the Company  is, and will  continue to be,  highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit and has incurred losses since its inception. The Company has a revolving credit facility of $22 million whose revolving credit period expires April 30, 2002 (see Note 5) and a construction and receivables loan of $21.3 million related to a joint venture that the Company has guaranteed that matures in June 2002 (see Note 13). To achieve profitable operations, the Company is dependent on a number of factors, including its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce through acquisition or restructuring its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations. The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The Company recently announced that it signed a letter of intent in which the Company would be acquired by Mego Financial Corp. ("Mego"), subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies. In connection therewith, Mego would provide the Company interim financing to enable it to meet its $6.1 million semi-annual interest payment as of June 1, 2002, and assist the Company in working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The Company and Mego are negotiating in earnest and working to satisfy the conditions necessary to complete this merger, and although the Company believes that it and Mego will be successful, there can be no assurance at this time it will be achieved. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in firm commitments that will satisfy the Company's working capital needs through 2002. In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring, including the transactions contemplated by the intended merger with Mego. The Company believes it will successfully complete one or more of these opportunities to obtain financing to meet its obligations and effect a capital transaction that will reduce its high level of indebtedness. Moreover, the Company has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage. However, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's operation could be materially adversely affected. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Mego, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company and the current absence of firm commitments for additional capital or extensions of revolving credit lines or joint venture debt that matures in June 2002, raise substantial doubt about the ability of the Company to continue as a going concern.

     The Company is currently subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

BALANCE SHEET CHANGES

     The retained interest in hotel cash flows was eliminated in conjunction with the Company and Starwood terminating the Asset Management Agreement between the parties in July 2001.

     The decrease in property held for sale relates to the sale of substantially all the Company owned houses during 2001.

     The decrease in refundable Mexican taxes is a result of a receipt of previously applied for value added tax refunds applicable to 1997 and 1998.

SEASONALITY

     The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. Seasonal influences also affect the Company's earnings so that income and cash receipts from customer initial down payments are typically higher in the first and fourth calendar quarters. In Mexico, American tourists tend to vacation in the destinations where the Club Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, which the company does not currently hedge by taking opposite positions in the market in the form of derivative financial instruments. In addition to the U.S. dollar, the Company conducts its business in the Mexican peso and the Canadian dollar. Currently, a substantial portion of the Company's operations are conducted in Mexico and, as a result, are subject to the impact of any changes in the value of the Mexican peso against the U.S. dollar.

     This exposure to the Mexican peso,  however, is reduced by several factors:
(1) the pricing of sales of Vacation Interval weeks is set in U.S. dollars and thus, notwithstanding competitive pricing issues, is not affected by fluctuations in foreign currency, and (2) as of December 31, 2001, 10% of the Company's receivables that are denominated in Mexican pesos are protected against currency fluctuations resulting from inflation. This portion of the Company's receivables is denominated in UDI's, a Mexican currency tied to the peso and indexed monthly for inflation.

     Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy for purposes of applying SFAS No. 52 since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are payable in U.S. dollars and prices are generally established in U.S. dollars.

     The Company is exposed to interest rates with respect to its long-term debt obligations and receivables. The Company's primary exposures at December 31, 2001, are in long-term receivables in Mexico, totaling approximately $76.5 million, and in fixed rate, long-term U.S. dollar denominated debt that is primarily publicly held, totaling approximately $96.9 million.

     The following table sets forth (in thousands) the average interest rates for the scheduled maturities of the Company's long-term debt obligations and receivables in the context of: (a) interest rate risk and (b) foreign currency exchange rate risk:

                                                                                                                     Estimated
                                                                                                                   Fair Value at
                                 2002        2003         2004         2005       2006     Thereafter    Total       12/31/01
                                 ----        ----         ----         ----       ----     ----------    -----       --------
Fixed rate long-term debt:
  Amount (U.S. dollar)          2,350         --         94,500         --         --          --       96,850        2,350 (1)
     Average interest rate         17.5%      --           13.0%        --         --          --          13.0%
  Amount (Mexican peso)           536        695        1,055           --         --          --        2,286        2,286 (2)
     Average interest rate         18.4%      18.4%        18.4%        --         --          --          18.4%

Variable rate long-term debt:
  Amount (U.S. dollar)          9,532      12,356        9,646       5,623       2,248       1,245      40,650       40,650 (2)
     Average interest rate          7.1%       7.1%         7.1%        7.1%        7.2%        7.0%        7.0%
  Amount (Canadian dollar)        967         868          880         827         591         472       4,605        4,605 (2)
     Average interest rate         10.7%      11.9%        11.9%       11.9%       11.9%       11.9%       11.9%

Fixed rate long-term receivables:
  Amount (U.S. dollar)          7,694      12,285        9,765       6,317       3,240       3,103      42,404       42,404 (2)
     Average interest rate         15.0%      15.0%        15.0%       15.0%       15.0%       15.0%       15.0%
  Amount (Mexican peso)         3,365       3,286        1,663          56           1          --       8,371        8,371 (2)
     Average interest rate         25.0%      25.0%        25.0%       25.0%       25.0%         --        25.0%
  Amount (UDI)                  7,605       8,623        7,458       4,636         473          23      28,818       28,818 (2)
     Average interest rate          9.0%       9.0%         9.0%        9.0%        9.0%        9.0%        9.0%

Variable rate long-term receivables:
  Amount (Canadian dollar)        735         781          827         829         654         708       4,534        4,534 (2)
     Average interest rate         14.2%      14.2%        14.2%       14.2%       14.2%       14.2%       14.2%



(1) The fair value of the Company's Senior Notes cannot be determined as the Senior Notes are not actively traded on the open market. Also, the amount of premium or discount cannot be predicted were these notes to become actively traded in the future.

(2) These financial instruments are held for other than trading purposes; the carrying amounts of these instruments approximate fair value.


    The following table sets forth changes in market risk exposure between the years ended December 31, 2000 and 2001 (in thousands):
                                                               Increase/
                                            2000       2001    (Decrease)
                                          -------     ------   ----------
        Fixed rate long-term debt         104,824     99,136     (5,688)
        Variable rate long-term debt       35,869     45,255      9,386
        Fixed rate long-term
          receivables                      74,364     79,593      5,229
        Variable rate long-term
          receivables                       4,345      4,534        189

     Variable rate long-term debt increased due to additional borrowings under accounts receivable lines of credit for payment of interest on Senior Notes and for other working capital needs.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See  the  index  to  the  consolidated  financial  statements,   Report  of
Independent Auditors and the Consolidated Financial Statements, which appear beginning on Page F-1 of this report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company or its subsidiaries as of December 31, 2001. A summary of the background and experience of each of these individuals is set forth after the table.

    Executive Officers and
    Directors                     Age                 Position
    ----------------------        ---      ------------------------------------

    Douglas Y. Bech                56      Chairman and Chief Executive Officer
    Brian R. Tucker                39      Chief Operating Officer
    Robert L. Brewton              49      Executive Vice President -
                                             Acquisitions and Development
    George E. Aldrich              55      Senior Vice President - Finance
                                             and Accounting
    Gustavo Ripol                  39      Senior Vice President - Raintree
                                             Vacation Club and Managing
                                             Director, Club Regina
    Bruce S. MacIntire             51      Senior Vice President - Resorts
                                             Development
    Walker G. Harman               55      Director
    Thomas R. Powers               62      Director


     Douglas Y. Bech is a founding principal of Raintree Capital Company, LLC, established in 1994, and the principal promoter in organizing the Company and effecting the acquisition of the Club Regina Resorts and Westin Regina Hotels. From 1994 through October 1997, Mr. Bech was a partner in the Houston office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. From 1993 to 1994, Mr. Bech was a partner in the Houston office of the law firm of Gardere & Wynne, L.L.P. Mr. Bech was associated with and a senior partner of Andrews & Kurth, L.L.P. from 1970 until 1993. Throughout his career Mr. Bech has specialized in mergers and acquisitions and financial and securities transactions. Mr. Bech serves as a director of Frontier Oil Corporation, a New York Stock Exchange company, j2 Global Communications, a Nasdaq company, Pride Companies, L.P., a publicly traded master limited partnership, and several private companies.

     Brian R. Tucker has been with Raintree since August 1997 in various capacities and is currently Chief Operating Officer, including responsibility for all timeshare receivables financing of the Company. From 1995 through 1997, Mr. Tucker was an associate of Raintree Capital Company. Prior to joining Raintree Capital Company, Mr. Tucker was employed for five years at Deloitte & Touche Management Consulting Group where he advised clients in various industries concerning mergers, acquisitions and bankruptcy. Mr. Tucker also worked for British Petroleum as a drilling and production engineer for three years prior to receiving an M.B.A. from the Wharton School of Finance in 1990.

     Robert L. Brewton was appointed Executive Vice President - Acquisitions and Development of the Company in April 1998. Mr. Brewton was a Senior Partner and the Chief Investment Officer of Residential Company of America ("RCA"), a privately held multifamily real estate investment and management company, from January 1995 until March 1998 when it was sold. Prior to working at RCA, Mr. Brewton served as the President and Chief Operating Officer of Transwestern Property Company's (a multi - service property management and investment company) Multifamily Division from November 1987 until January 1995 when it was merged into RCA. During his 24 year career in the real estate business, Mr. Brewton has been involved in all aspects of the multifamily housing industry and has served as either a principal, developer, or intermediary in over 100,000 apartment units nationwide. Mr. Brewton serves on the Advisory Committee of the National Multi Housing Council.

     George E. Aldrich joined the Company in November 1998 as Senior Vice President - Accounting and Finance. In this capacity Mr. Aldrich is responsible for overseeing the financial reporting, tax, treasury and insurance functions. From August 1996 through November 1998, Mr. Aldrich served as Chief Financial Officer for KBC Advanced Technologies, Inc., a U.S. subsidiary of a British-based public company that provides consulting services and specialized software to the refining industry. From 1983 to 1996, Mr. Aldrich was Vice President - Controller for Wainoco Oil Corporation (now, Frontier Oil Corporation), with oil and gas exploration and production and refining operations, and is on the New York Stock Exchange. During Mr. Aldrich's tenure at Wainoco, Wainoco had operations in the United States and Canada as well as activities in other international locations. Prior to joining Wainoco, Mr. Aldrich was with Arthur Andersen LLP. Mr. Aldrich is a licensed C.P.A.

     Gustavo Ripol joined the Company in October 1997 and since December 2000 is Managing Director of Club Regina and Raintree Vacation Club including responsibility for business development in Mexico. From 1995 to 1997, he was RCI's Marketing and Communications Director for Latin America, where he was also responsible for developing new business units in the region for the marketing, sale and implementation of vacation ownership services. From 1993 to 1994, Mr. Ripol served as Planning Director for Bancomer's Tourism Division responsible for strategic planning for the hotel and vacation ownership business units and development of the Club Regina Resort vacation interval product. From 1987 to 1992, Mr. Ripol held various positions as Manager of Planning & Systems, Director of Finance and Administration and Director of Planning and Business Development for Grupo Los Remedios (a Mexican based construction and real estate development group). Mr. Ripol holds degrees in engineering and finance.

     Bruce S. MacIntire joined the Company in October 1998 as Senior Vice President. In this capacity Mr. MacIntire is currently responsible for resorts development of the Company. From 1997 until joining the Company, Mr. MacIntire served as Vice President - Sales and Marketing for The River Club, a luxury fractional vacation ownership resort in Telluride, Colorado. From 1994 until 1997, Mr. MacIntire served as Vice President - Development for Marriott Ownership Resorts, Inc., the vacation interval club business unit of Marriott Hotels. In that capacity Mr. MacIntire managed development projects in Park City, Utah, Aruba, Marbella, Spain, Kauai, Hawaii, Williamsburg, Virginia and Breckenridge, Colorado. Previously, Mr. MacIntire was head of marketing for The Doral Resort and Spa (currently The Peaks) in Telluride, Colorado including its Vacation Interval ownership sales and marketing. Mr. MacIntire has served in various capacities in the real estate industry since 1972.

     Walker G. Harman has been a director of the Company since 1997. Mr. Harman was President and Chief Executive Officer of Metro Hotels, Inc. ("Metro") from 1978 until 1998, and was its sole owner from 1985 until its sale to Meristar Hotels and Resorts. Metro owned, developed and operated hotels and resorts including franchises such as Hilton, Radisson, Omni, Holiday Inn and Embassy Suites. Mr. Harman also owns and operates Sonny Bryan's Smokehouse (a chain of barbeque restaurants in the Dallas Metroplex area), which has 11 locations in the Dallas, Texas area. Mr. Harman currently serves as a member of board of directors of the Baylor Health Care System, the Board of Regents of Baylor University, and the board of directors of the Interfaith Housing Coalition. Mr. Harman is a member of the World Presidents Organization and the American Hotel Motel Management Association.

     Thomas R. Powers has been a director of the Company since 1997. Mr. Powers is a founding principal of Raintree Capital Company. He served as Chairman, President and CEO of Transamerica Fund Management Company (a mutual fund management company) and its predecessor companies ("TFM") from 1976 to 1993. TFM was the investment advisor and underwriter for 21 mutual funds. In 1995, he completed a three-year term as a member of the Board of Governors of the National Association of Securities Dealers where he also served on the Executive Committee as well as Chairman of the Audit Committee and the Investment Companies Committee. For almost 20 years Mr. Powers served on the Board of Governors of the Investment Company Institute, the national association of mutual funds ("ICI"). During that time he served on ICI's Executive Committee and was Chairman from 1989 to 1990. From 1988 to 1997, Mr. Powers was a member and past Chairman of the Board of Regents of Baylor University and served as its Chairman. Mr. Powers is also a member of the Baylor University Foundation, a Trustee and member of the Finance Committee for the Memorial Healthcare System of Houston, Texas and a member and past President of the Houston Chapter of the Financial Executives Institute as well as a member of the Texas Society of C.P.A.'s and the American Institute of C.P.A.'s. Mr. Powers was also the immediate past Chairman of the Texas Infrastructure Fund, a quasi-state agency. Mr. Powers serves as a director of the Fidelity Charitable Gift Fund, a 501 (c)3 company and several private companies.

Other Key Employees

     Michael W. McGeough is Managing Director of Whiski Jack Resorts Ltd., having assumed this position in October, 1999. From 1994 to 1999 Mr. McGeough was employed by Whiski Jack specializing in acquisitions for Whiski Jack and held a license from the British Columbia Real Estate Association. From 1991 to 1994, he worked as a sales consultant with Whiski Jack. Prior to that, Mr.
McGeough worked as a securities trader with First Vancouver Securities and Yorkton Securities in Vancouver, B.C., and was President of Stealth Marketing, Inc. Mr. McGeough is currently a director of the Canadian Resort Development Association. He has passed the Canadian Securities Course, and graduated from International College in Vancouver.

     Cheryl C. Martell joined the Company as Director of Operations - The Teton Club in November 1998 and is now Vice President - Administration and Project Director of The Teton Club. In this capacity, Ms. Martell is responsible for administrative and accounting operations of The Teton Club and future U.S. based vacation ownership locations. Prior to joining the Company, Ms. Martell served from July 1998 to November 1998 as Chief Accounting Officer for Telluride Venture Group II, developers of The River Club in Telluride, Colorado. From 1994 to July 1998, Ms. Martell served as controller for Pahio Resorts, Inc. the largest privately owned vacation ownership development company in Hawaii.

     Patrick D. Hanes joined the Company in November 1998, as Project Director of the Teton Club, and is currently head of sales and marketing for new resort acquisition and development. From May until November 1998, Mr. Hanes was the Director of Marketing for Telluride Venture Group II, developers of the River Club in Telluride, Colorado. From January 1995 until May 1998, Mr. Hanes served as Senior Vice President, Director of Operations for Pahio Vacation Ownership, Inc. (PVIO). PVIO is the largest independent developer of timeshare properties in Hawaii. In his capacity as Director of Operations, Mr. Hanes oversaw all aspects of sales and marketing at five PVIO projects and reported directly to the CEO. Mr. Hanes was awarded the 1998 ARDA GOLD AWARD for New Owner Package Development.

Director and Executive Officer Terms

     The Company's Board of Directors currently consists of three members each elected for a three-year term. Previously, the Company's directors were divided into three classes, each class being elected to a three year term in successive years. The Board of Directors has eliminated the classes and all directors serve until their successors are duly elected or appointed. All directors are now subject to election at each annual meeting of shareholders. The executive officers named above were elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. No family relationships exist among the executive officers or directors of the Company.

Director Compensation

     Prior to 2001, directors did not receive any compensation for serving as a director of Raintree. Beginning in 2001, director compensation for serving as a director includes a board meeting fee of $1,000 per meeting, a committee meeting fee of $500 per meeting and an annual retainer. The annual retainer received by each director is currently the payment of annual maintenance fees on the Teton Club membership issued to each director, as discussed below, which are currently $1,723 per year. Additionally, directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

     As compensation for prior services by each director to the Company, each Director received a Teton Club membership, which was 50% vested in 2001 and the remaining 50% vests in 2002. The value of the Teton Club membership received by the directors was $45,000. Additionally, on November 1, 2001 each director has been granted a 10-year stock option to purchase 40,000 shares of the Company's common stock. The grant does not begin vesting until May 1, 2002, at which time the exercise price will be determined as the greater of $1.00 or the amount to be determined by the Board of Directors, which is not less than the fair value of the option.

Committees of the Board of Directors

     The Company has an Executive Committee and an Audit and Compensation Committee. The Audit and Compensation Committee reviews and reports to the Board of Directors the scope and results of audits by the Company's outside auditor. The committee also recommends the firm of certified public accountants to serve as the Company's independent public accountants, subject to nomination by the Board of Directors and approval of the stockholders, authorize all audit and other professional services rendered by the auditor and periodically review the independence of the auditor. The Committee also determines the compensation of the Company's executive officers. Membership of the Audit and Compensation Committee is restricted to those directors who are not active or retired officers or employees of the Company. Messrs. Harman and Powers are members of the Audit and Compensation Committee and Mr. Powers serves as Chairman. All the current directors are also members of the Executive Committee, of which Mr. Bech serves as Chairman.

Report of the Audit Committee of the Board of Directors

Report of the Audit Committee of the Board of Directors:

March 28, 2002

To the Board of Directors of Raintree Resorts International, Inc.

We have reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2001.

We have discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, "Communication with Audit Committees," as amended, by the Audit Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, "Independence Discussions with Audit Committees," as amended, by the Independence Board, and have discussed with the auditors the auditors' independence.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Audit Committee of the Board of Directors
Thomas R. Powers
Walker G. Harman


Summary of 2001 Audit Firm Fees

     During 2001, the Company retained its principal auditors, Andersen, to provide services in the following categories and amounts:

         Audit fees (1)             $ 770,000
         Tax consultation           $ 142,000
         All other fees (2)         $ 374,000
--------------------
(1) Audit fees represent services provided in connection with the audit of Raintree's consolidated and subsidiaries' financial statements for the year ended December 31, 2001, reviews of interim financial information included in Raintree's quarterly reports on Form 10-Q during the year and statutory audits related to certain Mexican subsidiaries.

(2) All other fees represent services incurred during 2001 related to, among other things, consultation on debt restructuring.

     The Audit Committee has considered whether the provisions of non-audit services by the Company's principal auditor are compatible with maintaining independence.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the Company's five most highly compensated executive officers (the "Named Executive Officers"). Compensation information is shown for all services rendered during the fiscal years 2001, 2000 and 1999.


                                                              Annual Compensation (1)                  Securities
                                                  -------------- ------------ ---------- ----------    Underlying
Name/Principal Position                   Year       Salary       Bonus (3)     Other      Total      Options/SARs (2)
-----------------------                   ----       ------       ---------     -----      -----      ---------------
Douglas Y. Bech                            2001     $300,000            --         --     $300,000           --
   Chairman and                            2000      265,000       $26,500         --      291,500           --
   Chief Executive Officer                 1999      260,000            --         --      260,000           --

Brian Tucker                               2001     $175,000            --         --     $175,000           --
     Chief Operating Officer               2000      165,000       $16,500         --      181,500           --
                                           1999      155,000            --         --      155,000           --

Robert L. Brewton                          2001     $257,500            --         --     $257,500           --
   Executive Vice President -              2000      250,000       $25,000         --      275,000           --
   Acquisitions and Development            1999      242,970            --         --      242,970           --

George Aldrich                             2001     $185,000            --         --     $185,000           --
   Senior Vice President -                 2000      180,000       $18,000         --      198,000           --
   Finance and Accounting                  1999      170,000            --         --      170,000           --

Gustavo Ripol                              2001     $175,000            --         --     $175,000           --
    Senior Vice President -                2000      130,000       $16,500         --      146,500           --
      Raintree Vacation Club and           1999      120,000            --         --      120,000           --
      Managing Director, Club Regina

Bruce MacIntire                            2001     $185,000            --          --    $185,000           --
    Senior Vice President -                2000      180,000       $18,000          --     198,000           --
    Resorts Development                    1999      120,000            --          --     120,000           --
---------------

(1) The Company provides the Named Executive Officers with certain group, life, health, medical and other non-cash benefits generally available to all salaried employees.

(2) The Company has agreed to issue replacement options with vesting beginning May 1, 2002, at which time the exercise price will be determined as the greater of $1.00 or the amount to be determined by the Board of Directors, which is not less than the fair value of the option. Messrs. Bech, Tucker, Brewton, Aldrich, Ripol and MacIntire will receive options of 290,000, 125,000, 125,000, 125,000, 125,000 and 75,000, respectively.

(3) Bonuses awarded on November 30, 2000 for the year 2000 were paid in 12 monthly installments over the year 2001.


Report on Executive Compensation

     The Compensation Committee of the Board of Directors of the Company recommends to the Board the level of compensation and benefits for the Company's executive officers and key managers and oversees the administration of executive compensation programs. The Compensation Committee is composed solely of independent directors.

     The Committee's overall policy regarding compensation of the Company's executive officers is to provide base salaries, annual bonuses and stock option grants that will: (i) attract, retain, motivate and reward high caliber officers to manage the Company's business, (ii) inspire the executive officers to innovatively and aggressively pursue Company goals, and (iii) align the long-term interests of the executive officers with those of the Company's stockholders.

     Compensation for each of the Company's executive officers was determined on an individual basis, taking into account compensation by industry competitors, their performance as executive officers and general economic conditions. Also, compensation considers their industry and professional experience.

     The Company uses stock options to relate the benefits received by executive officers and key employees to the amount of appreciation realized by the stockholders over comparable periods. The executive officers were granted stock options under the Company's 1997 Long Term Incentive Plan. See " - 1997 Long Term Incentive Plan."

     In 2001, the Compensation Committee recommended awarding stock options in exchange for previously issued stock options to the named officers. In granting awards the Committee considered the need to retain key employees, progress in deleveraging the Company's capital structure, evaluation of each individual's performance and lack of prior awards and restraint on compensation increases.

The Compensation Committee of the Board of Directors
Walker G. Harman
Thomas R. Powers

Ten-Year Option/SAR Repricings

     Effective November 1, 2001, all previously issued stock options granted to officers were cancelled. The following table presents the option agreements of named executives which were canceled in conjunction with the agreement to issue new options that begin vesting May 1, 2002.

                                                                                                         Length of
                                              Number of                                                  Original
                                              Securities     Market Price      Exercise                 Option Term
                                              Underlying      of Stock at       Price                   Remaining at
                                             Options/SARs       Time of       at Time of      New         Date of
                                             Repriced or     Repricing or    Repricing or   Exercise   Repricing or
   Name                       Date           Amended (#)    Amendment ($)**   Amendment    Price ($)*     Amendment
   ----                       ----           -----------    ---------------   ---------    ----------   -----------
   Douglas Y. Bech        November 1, 2001      100,000             --           $5.00        --          77 months
   Brian Tucker           November 1, 2001       15,000             --           $5.00        --          85 months
   Robert L. Brewton      November 1, 2001       60,000             --           $5.00        --          77 months
                          November 1, 2001       25,000             --           $5.00        --          85 months
   George Aldrich         November 1, 2001       50,000             --           $5.00        --          85 months
   Gustavo Ripol          November 1, 2001       30,000             --           $5.00        --          72 months
                          November 1, 2001        5,000             --           $5.00        --          85 months
   Bruce MacIntire        November 1, 2001       30,000             --           $5.00        --          85 months
     ----------

* The Company has agreed to issue replacement options with vesting beginning May 1, 2002, at which time the exercise price will be determined as the greater of $1.00 or the amount to be determined by the Board of Directors, which is not less than the fair value of the option.

** The Company does not have any publicly-traded equity and, therefore, the market value of the Company's Common Stock is considered speculative.

Report on Repricing of Options

     See the "Report on Executive Compensation" issued by the Compensation Committee included above.


1997 Long Term Incentive Plan

     In August 1997, the Board of Directors of the Company approved the Company's 1997 Long Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options and nonqualified stock options ("NQSOs"),
(ii) stock appreciation rights, (iii) restricted or deferred stock, (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of common stock.

     The Compensation Committee, or such other committee as the Board of Directors designates, who will administer the Plan and select the individuals who will receive awards and establish the terms and conditions of those awards. The maximum number of shares of Common Stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 2,656,000 shares. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     The Plan will remain in effect until terminated by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted; provided, however, that without the consent of any affected participant in the Plan, no such action may materially impair the rights of such participant under any award granted to him.

Employment Agreements

     The Company has entered into employment agreements with each of the Named Executive Officers. Each employment agreement provides for three-year employment terms at the end of which each extends for successive one-year terms. Each of the employment agreements provides for an initial base salary plus a bonus pursuant to the Company's bonus plan administered by the Compensation Committee of the Company's Board of Directors. Each of the Named Executive Officers is entitled to certain severance benefits and is subject to a one-year non-competition agreement with the Company in the event of termination.

Exculpatory Charter Provision; Liability and Indemnification of Officers and Directors

     The Company has included in its Amended and Restated Articles of Incorporation provisions to eliminate the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty; provided, however, that such provision does not eliminate liability for: (i) acts or omissions not in good faith or which involve intentional misconduct, fraud, or a knowing violation of law, or (ii) violations under Section 78.300 of the NGCL concerning unlawful distributions to shareholders. However, these provisions will not limit the liability of the Company's directors under the federal securities laws. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 2001, by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (giving effect for such purpose the outstanding Warrants to purchase Common Stock and Company Stock options currently exercisable or exercisable in 60 days) each of the Company's directors and executive officers and all executive officers and directors of the Company as a group. Unless otherwise indicated, each person's address is 10000 Memorial Drive, Suite 480, Houston, Texas 77024. The number of shares of Common Stock currently outstanding is 12,039,807 and there are outstanding warrants to purchase 2,596,455 shares of Common Stock at $0.01 per share, and 500,000 shares of Common Stock at $5 per share, and stock options to purchase 251,000 shares of Common Stock.


                                          Beneficial Ownership(1)

                                                                   Shares
                                                                Beneficially       Percent
           Name                                                   Owned(1)        of Class
           ----                                                   --------        --------
           Directors and Officers -
             Douglas Y. Bech                                       2,994,486          24.6
             Brian R. Tucker                                         126,800           1.1
             Robert L. Brewton                                       518,500           4.3
             George Aldrich                                           69,200           *
             Gustavo Ripol                                             6,000           *
             Bruce MacIntire                                          14,200           *
             Walker G. Harman (2)                                  1,940,000          16.0
             Thomas R. Powers                                      1,246,213          10.2
           All directors and officers as a group  (8 persons)      6,518,299          54.1

           Certain Beneficial Owners -
             Christel DeHaan                                         928,933           7.6
               10 West Market Street, Suite 1990
               Indianapolis, IN  46204
             William T. Criswell                                     657,440           5.5
                3000 Bent Cypress Drive
                Wellington, FL  33414

------------------

*  Less than 1%
(1) To the Company's knowledge, such person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person, unless otherwise indicated. The outstanding warrants and stock options currently exercisable or exercisable in 60 days are included for purposes of computing the percentage of each individual's outstanding shares.

(2) Includes 1,840,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock held by Metro Mexico Investment Partners ("MMIP"). Mr. Harman is a general partner of MMIP and, as such, can be deemed to have beneficial ownership of the shares and warrants MMIP holds. Mr. Harman disclaims ownership of 120,000 of such shares.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2001 and 2000, the aggregate principal amount of mortgages payable to related parties, employees and affiliates of Whiski Jack Resorts, was $1,543,540 and $1,459,000, respectively. Interest accrues on the mortgages at rates ranging from prime plus 2% to prime plus 7.75% per annum and is payable in monthly installments over periods ranging from twelve months to ten years.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a) (1) and (a) (2) Financial Statements and Financial Statement Schedules

The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules are not applicable or not required and accordingly have been omitted.

(a) (3) Exhibits

The following documents are filed as part of this report.

 Exhibit No.               Description


     3.1* -- Amended and Restated  Articles of  Incorporation  Raintree  Resorts
          International, Inc. ("RRI US"), dated August 12, 1997. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.2* -- Articles of Incorporation  of C.R.  Resorts Capital,  S. de R.L. de
          C.V., dated August 11, 1997 (English Translation which includes by-laws). (incorporated by reference to Exhibit 3.2 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.3* -- By-Laws of Raintree Resorts International,  Inc., formerly known as
          Club Regina Resorts, Inc., effective April 15, 1997. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.4* --  Certificate  of Amendment to the Amended and Restated  Articles of
          Incorporation of Club Regina Resorts, Inc., changing the name to Raintree Resorts International, Inc., dated May 12, 1998. (incorporated by reference to Exhibit 3.5 to Amendment No. 2 dated May 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     4.1* --  Indenture  (including  Forms of  Registered  Note and  Outstanding
          Note), dated December 5, 1997, among the Issuers and IBJ Schroder Bank & Trust Company. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     4.2* -- Warrant  Agreement  (including form of warrant),  dated December 5,
          1997, between RRI US and the Warrant Agent. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.1*-- Second Amended and Restated Stock Purchase Agreement,  dated August
          18, 1997, by and among Bancomer, RRI US, Desarrollos Turisticos Bancomer, S.A. de C.V. and CR Hotel Acquisition Company, L.L.C. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.2*-- Cross  Indemnity  Agreement,  dated  August  18,  1997 by and among
          Bancomer, RRI US and others named therein. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.3*--  Post-Closing  Agreement,  dated  August  19,  1997,  by and  among
          Bancomer, RRI US and others named therein. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.4*-- Form of Operating Agreement by and among Starwood and subsidiaries of RRI US (English translation). (incorporated by reference to Exhibit
          10.5 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.5*-- Warrant Shares  Registration  Rights  Agreement,  dated December 5,
          1997, between RRI US and the Initial Purchaser. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.6*-- Form of Indemnity Agreement.  (incorporated by reference to Exhibit
          10.10 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.7*-- Form of Registration Rights Agreement, by and among RRI US and stockholders of RRI US. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.8*--  Form  of  Shareholders   Agreement,   by  and  among  RRI  US  and
          stockholders of RRI US. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.9*-- 1997  Long-Term  Incentive  Plan.  (incorporated  by  reference  to
          Exhibit 10.13 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.10* -- Tax  Allocation  Agreement  dated August 18,  1997,  by and among
          Starwood Lodging Corporation and RRI US. (incorporated by reference to
          Exhibit 10.14 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.11* -- Agreement dated May 20, 1996 by and among Starwood Capital Group,
          L.L.C., RRI US and Raintree Capital Company, LLC. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.12* --  Agreement  dated May 20,  1996 by and among SLT  Realty  Limited
          Partnership, RRI US and Raintree Capital Company, LLC. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.13* -- Corporate  Guarantee and Subordination  Agreement to the Loan and
          Security Agreement for $20,000,000 with FINOVA, dated November 23, 1998, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1998)

     10.14* -- First  Amended  and  Restated  Loan and  Security  Agreement  for
          $20,000,000 Receivables Loan and $13,500,000 Inventory Loan, dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V., et al (incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.15* -- Consent of Guarantor and  Amendment No. 1 to Corporate  Guarantee
          and Subordination Agreement to the Loan and Security Agreement for $20,000,000 with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.16* -- Amendment  No. 1, dated  November 30, 1999,  to First Amended and
          Restated Loan and Security Agreement dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V., et al (incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 1999)

     10.17* -- Consent of Guarantor and Amendment No. 2 to Corporate Guarantee and Subordination Agreement to the First Amended and Restated Loan and Security Agreement with FINOVA, dated April 23, 1999 by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 1999)

     10.18* -- Letter  Agreement  dated May 11,  2000 to the First  Amended  and
          Security Agreement dated April 23, 1999 between FINOVA and Raintree Resorts International, Inc., CR Resorts Cancun, S. de R.L. de C.V., et al(incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q/A for the quarter ended March 31, 2000)

     10.19* -- Second  Letter  Agreement  dated  October  13,  2000 to the First
          Amended and Security Agreement dated April 23, 1999 between FINOVA and Raintree Resorts International, Inc., CR Resorts Cancun, S. de R.L. de C.V., et al (incorporated by reference to Exhibit 10.31 to Registrant's 10-K filing for the year ended December 31, 2000)

     10.20* -- Amendment No. 3, dated November 9, 2000, to Corporate Guarantee and Subordination Agreement to the First Amended and Restated Loan and Security Agreement with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2001)

     10.21* -- Side  Letter  No. 5 dated June 7, 2001 to the First  Amended  and
          Security Agreement dated April 23, 1999 between FINOVA and Raintree Resorts International, Inc., CR Resorts Cancun, S. de R.L. de C.V., et al (incorporated by reference to Exhibit 10.1 to Registrant's 10-Q filing for the quarter ended June 30, 2001)

     10.22* -- Loan and Security  Agreement for $33,250,000  Construction  Loan,
          $7,500,000 Working Capital Loan and $20,000,000 Receivables Loan, dated June 29, 1999, by and between FINOVA Capital Corporation and The Teton Club, L.L.C. and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.23* -- Limited Liability Company Agreement of the Teton Club, LLC, dated
          November 3, 1998, between Raintree Resorts International, Inc. and JHSC Properties, Inc. (Incorporated by reference to Exhibit 10.33 to Registrant's Form 10-K/A for the year ended December 31, 1999)

     10.24*  --  Loan  Agreement,  dated  November  23,  1999,  between  Textron
          Financial Corporation, CR Resorts Cancun, S. de R.L. de C.V., et al (incorporated by reference to Exhibit 10.25 to Registrant's Form 10-K for the year ended December 31, 1999)

     10.25* -- Payment Guaranty and Subordination Agreement,  dated November 23,
          1999, to Textron Financial Corporation Loan Agreement dated November 23, 1999. (incorporated by reference to Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 1999)

     10.26* -- Loan Modification Agreement for $13,000,000 Receivables Loan dated November 20, 2000, between Textron Financial Corporation and CR Resorts Cancun, S. de R.L. de C.V., et al and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.31 to Registrant's 10-K filing for the year ended December 31, 2000)

     10.27* -- Second Loan  Modification  Agreement for $20,000,000  Receivables
          Loan dated December 29, 2000 between and Textron Financial Corporation and CR Resorts Cancun, S. de R.L. de C.V., et al and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.31 to Registrant's 10-K filing for the year ended December 31, 2000)

     10.28* -- Second Amended and Restated  Payment  Guaranty and  Subordination
          Agreement dated December 29, 2000 between Textron Financial Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.31 to Registrant's 10-K filing for the year ended December 31, 2000)

     10.29* -- Amendment  Agreement dated June 1, 2001, to the Promissory  Notes
          Pledge Agreement to Textron Financial Corporation Loan Agreement dated November 23, 1999. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 2001)

     10.30* -- Third Amended and Restated Note  receivable  Promissory  Note for
          $22,357,000 Receivables Loan, dated September 28, 2001 Textron Financial Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2001)

     10.31* --  Third  Amendment  dated  September  28,  2001,  for the Loan and
          Security Agreement between Textron Financial Corporation and Royale Mirage Partners dated October 20, 1999. (incorporated by reference to
          Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 2001)

     10.32+ -- Promissory Note for $10,000,000  Receivables  Loan between Resort
          Condominiums International, LLC and Regina Resorts, LLC dated November 30, 2001.

     10.33+  --  Loan  and  Security   Agreement  between  Resort   Condominiums
          International, LLC and Regina Resorts, LLC dated November 30, 2001.

     10.34+ -- Guaranty Agreement between Resort Condominiums International, LLC and Raintree Resorts International dated November 30, 2001.

     10.35+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and George E. Aldrich.

     10.36+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and Douglas Y. Bech.

     10.37+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and Robert L. Brewton.

     10.38+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and Bruce MacIntire.

     10.39+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and Cheryl Martell.

     10.40+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and Gustavo Ripol.

     10.41+ -- Employment  Agreement,  dated November 1, 2001,  between Raintree
          Resorts International, Inc. and Brian Tucker.

     21.1+ -- List of Subsidiaries of RRI Inc.

     99.01+ -- SEC Correspondence reference Auditors

------------------------
*    previously filed
+   filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the year ended December 31, 2001.

(c) The exhibits required by Item 601 of Regulation S-K have been listed above.

(d) Financial Statement Schedules

     None - Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 28, 2002.

                                 RAINTREE RESORTS INTERNATIONAL, INC.
                                 CR RESORTS CAPITAL, S.  DE  R.L.   DE  C.V.


                                 By:     /S/ George E. Aldrich
                                   ------------------------------------------
                                               George E. Aldrich
                                 Senior Vice President - Finance and Accounting


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                       Title                         Date


  /S/ Douglas Y. Bech        Chairman and Chief Executive       March 28, 2002
-----------------------   Officer (principal executive officer)
   Douglas Y. Bech



 /S/ George E. Aldrich      Senior Vice President - Finance     March 28, 2002
-----------------------      and Accounting (principal
  George E. Aldrich          financial and accounting officer)



 /S/ Walker G. Harman                Director                   March 28, 2002
-----------------------
  Walker G. Harman



 /S/ Thomas Powers                   Director                   March 28, 2002
----------------------
  Thomas R. Powers

                         INDEX TO FINANCIAL STATEMENTS



                                                                                                            Page
RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
     Report of Independent Public Accountants............................................................... F-2
     Consolidated Balance Sheets
         as of December 31, 2000 and 2001................................................................... F-3
     Consolidated Statements of Operations and Comprehensive Loss
         for the years ended December 31, 1999, 2000 and 2001............................................... F-4
     Consolidated Statements of Shareholders' Deficit
         for the years ended December 31, 1999, 2000 and 2001............................................... F-5
     Consolidated Statements of Cash Flows
         for the years ended December 31, 1999, 2000 and 2001............................................... F-6
     Notes to Consolidated Financial Statements............................................................. F-7

CR RESORTS CAPITAL, S. DE R.L. DE C.V. (A WHOLLY OWNED FINANCE SUBSIDIARY)
     Report of Independent Public Accountants............................................................... F-26
     Balance Sheets
         as of December 31, 2000 and 2001................................................................... F-27
     Statements of Operations and Accumulated Results
         for the years ended December 31, 1999, 2000 and 2001............................................... F-28
     Statements of Cash Flows
         for the years ended December 31, 1999, 2000 and 2001............................................... F-29
     Notes to Financial Statements.......................................................................... F-30


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Raintree Resorts International, Inc.:

We have audited the accompanying consolidated balance sheets of Raintree Resorts International, Inc. (a Nevada corporation) and subsidiaries (collectively, the Company) as of December 31, 2000, and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raintree Resorts International, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit, and has incurred losses since its inception. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make payments on previously incurred debt obligations. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Mego, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company and the current absence of firm commitments for additional capital or extensions of existing revolving credit lines and joint venture debt that matures in June 2002, raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







ARTHUR ANDERSEN LLP

Houston, Texas
March  28, 2002




              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                                                                                  December 31,
                                                                                     ---------------------------------------
                                                                                           2000                  2001
                                                                                     ------------------    -----------------
Assets
    Cash and cash equivalents ...............................................             $    3,373            $    5,527
    Vacation Interval receivables and other trade receivables, net...........                 76,140                82,410
    Inventories .............................................................                    917                 1,048
    Refundable Mexican taxes ................................................                  2,461                   264
    Facilities, office furniture and equipment, net .........................                  5,168                 4,361
    Land held for vacation ownership development ............................                 11,503                12,695
    Property held for sale ..................................................                  1,301                    96
    Equity investments.......................................................                  2,062                 2,406
    Cost of unsold vacation ownership intervals and related club memberships.                 13,303                 8,534
    Retained interest in hotel cash flows ...................................                  4,000                    --
    Deferred loan costs, net ................................................                  6,427                 6,443
    Exclusivity agreement and other intangibles .............................                  2,872                 2,409
    Prepaid and other assets  ...............................................                  4,225                 1,843
                                                                                          ----------            ----------
Total assets ................................................................             $  133,752            $  128,036
                                                                                          ==========            ==========

Liabilities and Shareholders' Investment

Liabilities
    Accounts payable  .......................................................             $    9,313            $    8,286
      Accrued  interest payable..............................................                  1,876                 2,199
      Refurbishment reserve  ................................................                  3,210                 3,719
      Inventory acquisition liabilities  ....................................                  2,346                 7,222
      Other accrued liabilities  ............................................                  8,109                 6,287
    Notes payable  ..........................................................                 46,192                49,891
    Senior Notes, due 2004, net of authorized original issue discount of
      $4,952 and $3,691 at December 31, 2000 and 2001, respectively .........                 89,548                90,809
    Taxes payable  ..........................................................                    940                 4,681
    Unearned service fees ...................................................                  2,779                 5,140
                                                                                          ----------            ----------
Total liabilities  ..........................................................                164,313               178,234

Commitments and Contingencies

Redeemable Preferred Stock
    Redeemable Preferred stock; Par value $.001; 50,000 shares authorized and outstanding at December 31, 2000 and 2001, respectively
         and aggregate liquidation  preference of $6,206 at December 31, 2001                  5,630                 6,159

Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 and 12,039,807 shares issued and outstanding at December 31, 2000
       and 2001, respectively................................................                     11                    12
    Additional paid-in capital ..............................................                  1,505                   994
    Warrants to purchase, 4,369,962 and 3,096,455 shares of common stock
       at December 31, 2000 and 2001, respectively ..........................                  9,341                 9,335
    Accumulated deficit .....................................................                (47,025)              (66,486)
    Cumulative translation adjustment .......................................                    (23)                 (212)
                                                                                          ----------            ----------
Total shareholders' deficit .................................................                (36,191)              (56,357)
                                                                                          ----------            ----------
Total liabilities and shareholders' deficit .................................             $  133,752            $  128,036
                                                                                          ==========            ==========


              The accompanying notes are an integral part of these
                             financial statements.



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                 (in thousands except share and per share data)



                                                                            Years Ended December 31,
                                                            ---------------------------------------------------
                                                               1999                2000                 2001
                                                            -----------        -----------           ----------
Statement of Operations
Revenues
  Vacation Interval sales ...........................       $    62,749        $    70,782           $   71,114
  Rental and service fee income .....................             8,888             10,907               15,936
  Interest income on vacation interval receivables ..             7,252              8,358                8,228
  Sale of assets and other income ...................             2,231              1,941                3,338
                                                            -----------        -----------           ----------
     Total revenues .................................            81,120             91,988               98,616
Costs and Operating Expenses
  Cost of Vacation Interval sales ...................            17,007             16,908               20,890
  Provision for doubtful accounts ...................             5,242              4,855                4,498
  Advertising, sales and marketing ..................            29,060             34,152               35,797
  Maintenance and energy ............................            11,387             14,683               19,238
  General and administrative ........................            10,888             12,020               12,983
  Depreciation ......................................               973              1,411                1,591
  Amortization of goodwill ..........................             1,606                150                   --
  Abandoned financial restructuring costs ...........                --                 --                1,428
  Loss on sale of assets ............................                --              7,071                   --
                                                            -----------        -----------           ----------
     Total costs and operating expenses .............            76,163             91,250               96,425
                                                            -----------        -----------           ----------
Operating income ....................................             4,957                738                2,191
  Interest expense, net .............................            17,958             22,057               20,505
  Equity in (earnings)/losses on equity investments..               352               (790)                (226)
  Foreign currency exchange (gains)/losses, net .....              (801)             1,125               (1,379)
                                                            -----------        -----------           ----------
Net loss before taxes ...............................           (12,552)           (21,654)             (16,709)
  Foreign income and asset tax (benefit) ............               709               (606)               2,752
                                                            -----------        -----------           ----------
Net loss before extraordinary gain...................           (13,261)           (21,048)             (19,461)
  Extinguishment of debt, net of taxes...............                --              1,021                   --
                                                            -----------        -----------           ----------
Net loss before preferred dividends .................           (13,261)           (20,027)             (19,461)
  Preferred stock dividends and accretion............               675                498                  529
                                                            -----------        -----------           ----------
Net loss attributable to common shareholders ........       $   (13,936)       $   (20,525)          $  (19,990)
                                                            ===========        ===========           ==========

Net loss per share before extraordinary gain
  (Basic and Diluted) ...............................       $     (1.10)       $     (1.69)          $    (1.37)

Net loss per share
  (Basic and Diluted) ...............................       $     (1.10)       $     (1.61)          $    (1.37)

Weighted average number of common shares
  (Basic and Diluted) ...............................        12,636,262         12,719,595           14,636,262


Comprehensive loss
Net loss before preferred stock dividends ...........       $   (13,261)       $   (20,027)          $  (19,461)
Other comprehensive gain/(loss), net of tax:
    Foreign currency translation adjustment .........               241               (153)                (189)
                                                            -----------        -----------           ----------
Comprehensive loss ..................................       $   (13,020)       $   (20,180)          $  (19,650)
                                                            ===========        ===========           ==========


   The accompanying notes are an integral part of these financial statements.



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                 (in thousands except share and per share data)


                                                         Class A    Additional    Warrants                Cumulative        Total
                                     Common     Common   Preferred    Paid-In   To Purchase  Accumulated  Translation  Shareholders'
                                     Shares      Stock     Stock      Capital       Stock      Deficit    Adjustment       Deficit
                                     ----------  ----     -------    --------     --------    ----------    --------      ---------
Balance, December 31, 1998.........  10,766,300  $ 11     $   851    $  6,428     $  9,331    $  (13,737)   $   (111)     $   2,773

 Accrued stock dividends on
   Class A Preferred Stock.........                           309        (309)                                                   --
 Accrued stock dividends on
   Convertible Preferred Stock....                                       (141)                                                 (141)
 Class A preferred stock
   exchanged for redeemable
   preferred stock.................                        (1,160)     (3,750)                                               (4,910)
 Accretion of Redeemable Preferred.                                      (225)                                                 (225)
 Cumulative translation adjustment.                                                                              241            241
 Net loss for the year ended
   December 31, 1999...............                                                              (13,261)                   (13,261)
                                     ----------  ----     -------    --------     --------    ----------    --------      ---------
Balance, December 31, 1999.........  10,766,300    11          --       2,003        9,331       (26,998)        130        (15,523)
                                     ----------  ----     -------    --------     --------    ----------    --------      ---------
 Issue warrants associated with
   shareholder loans...............                                                     10                                       10
 Accrued stock dividends on
   Convertible Preferred Stock.....                                        (2)                                                   (2)
 Accretion of Redeemable Preferred.                                      (496)                                                 (496)
 Cumulative translation adjustment.                                                                             (153)          (153)
 Net loss for the year ended
   December 31, 2000...............                                                              (20,027)                   (20,027)
                                     ----------  ----     -------    --------     --------    ----------    --------      ---------
Balance, December 31, 2000.........  10,766,300    11          --       1,505        9,341       (47,025)        (23)       (36,191)
                                     ----------  ----     -------    --------     --------    ----------    --------      ---------
 Issue Common Stock for exercise
   of warrants.....................   1,273,507     1                      18           (6)                                      13
 Accretion of Redeemable Preferred.                                      (529)                                                 (529)
 Cumulative translation adjustment.                                                                             (189)          (189)
 Net loss for the year ended
  December 31, 2001 ...............                                                              (19,461)                   (19,461)
                                     ----------  ----     -------    --------     --------    ----------    --------      ---------
Balance, December 31, 2001.........  12,039,807  $ 12     $    --    $    994     $  9,335    $  (66,486)   $   (212)     $ (56,357)
                                     ==========  ====     =======    ========     ========    ==========    ========      =========


              The accompanying notes are an integral part of these
                             financial statements.



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         Years Ended December 31,
                                                                              -------------------------------------------------
                                                                                 1999               2000                 2001
                                                                              ----------         ----------          ----------
Operating activities
   Net loss .......................................................           $  (13,261)        $  (20,027)         $  (19,461)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization  ...............................                3,912              2,865               2,852
     Amortization of deferred loan costs ..........................                1,367              1,763               1,887
     (Gain)/ loss on sale of assets ...............................                   --              7,071              (1,822)
     Gain on extinguishments of debt ..............................                   --             (1,571)                 --
     Provision for doubtful accounts ..............................                5,242              4,855               4,498
     Equity in (earnings)/ losses on equity investments ...........                  352               (790)               (226)
   Changes in other operating assets and liabilities:
     Vacation Interval receivables and other trade receivables ....              (14,342)           (19,976)            (10,794)
     Inventories ..................................................                  (84)               (24)               (136)
     Refundable taxes..............................................               (1,033)             2,064               2,175
     Cost of unsold Vacation Intervals and related club memberships                4,038             10,137               4,501
     Prepaid and other assets .....................................                 (832)            (1,449)              2,826
     Accounts payable and accrued liabilities  ....................                2,092              7,692               2,915
     Taxes payable  ...............................................                 (557)              (143)              3,742
     Unearned services fees .......................................                   (1)               751               2,361
                                                                              ----------         ----------          ----------
Net cash used in operating activities                                            (13,107)            (6,782)             (4,682)

Investing activities
   Purchase of land and other assets held for vacation ownership
      development .................................................               (2,884)            (1,769)             (1,119)
   Proceeds from sale of property  ................................                   --              8,667               6,785
   Additions to facilities and office furniture and equipment .....               (3,434)            (1,086)               (349)
                                                                              ----------         ----------          ----------
Net cash provided by (used in) investing activities ...............               (6,318)             5,812               5,317

Financing activities
   Issuance of common stock .......................................                   --                 --                  13
   Proceeds from (repayment of) shareholder loans .................                   --              1,000              (1,000)
   Additional notes payable, less related expenses ................               39,487             30,773              37,079
   Repayment of notes payable .....................................              (13,330)           (34,862)            (34,432)
   Purchase of the Company's convertible preferred stock...........               (1,500)              (578)                 --
   Dividend payments on  the Company's convertible preferred stock.                   --               (235)                 --
                                                                              ----------         ----------          ----------

Net cash provided by (used in) financing activities ...............               24,657             (3,902)              1,660

Increase (decrease) in cash and cash equivalents ..................                5,232             (4,872)              2,295
Effect of exchange rate changes on cash ...........................                  119                (66)               (141)
Cash and cash equivalents, at beginning of the period .............                2,960              8,311               3,373
                                                                              ----------         ----------          ----------
Cash and cash equivalents, at end of the period ...................           $    8,311         $    3,373          $    5,527
                                                                              ==========         ==========          ==========



Supplemental disclosures of cash flow information
   Cash paid during the period for interest .......................           $   15,873         $   18,534          $   17,397
   Cash paid during the period for income and asset taxes .........                1,171                131                  47
Non-cash investing and financing activities
   Issuance of warrants in conjunction with shareholder loans .....           $       --         $       10          $       --
   Dividends paid in-kind upon preferred stock exchange ...........                1,160                 --                  --
   Stock dividends accrued on preferred stock......................                  450                 --                  --
   Accretion of Redeemable Preferred ..............................                  225                496                 529

              The accompanying notes are an integral part of these
                             financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001


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

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to: risks associated with managing inventory, risks related to substantial leverage and ability to service debt, management of growth, development and construction, expansion and regulation of our business outside Mexico, adverse Mexico economic conditions and government policies and general economic conditions.

Company Formation and Initial Operations

     On August 18, 1997, Raintree Resorts International, Inc. which was incorporated in August 1996, purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business"). Contemporaneous with the purchase, the real property of the Predecessor Business, the Club Regina Resorts and Westin Hotels, was segregated such that each would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to SLT Realty Limited Partnership, an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood") on August 18, 1997. No gain or loss was recognized on the sale. These transactions are referred to herein as the "Purchase Transactions."

     As a result of the Purchase Transactions, the Company then owned and operated three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. Prior to August 18, 1997, the Company did not have significant operations or revenues, and prior to April 1997, the Company was inactive.

Liquidity and Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In connection with the Company's August 1997 purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At December 31, 2001, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit and has incurred losses since its inception. The Company has a revolving credit facility of $22 million whose revolving credit period expires April 30, 2002 (see Note 5) and a construction and receivables loan of $21.3 million related to a joint venture that the Company has guaranteed that matures in June 2002 (see Note 13). To achieve profitable operations, the Company is dependent on a number of factors, including its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce through acquisition or restructuring its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations. The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The Company recently announced that it signed a letter of intent in which the Company would be acquired by Mego Financial Corp. ("Mego"), subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies. In connection therewith, Mego would provide the Company interim financing to enable it to meet its $6.1 million semi-annual interest payment as of June 1, 2002, and assist the Company in working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The Company and Mego are negotiating in earnest and working to satisfy the conditions necessary to complete this merger, and although the Company believes that it and Mego will be successful, there can be no assurance at this time it will be achieved. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in firm commitments that will satisfy the Company's working capital needs through 2002. In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring. The Company is pursuing several opportunities that may facilitate a capital restructuring, including the transactions contemplated by the intended merger with Mego. The Company believes it will successfully complete one or more of these opportunities to obtain financing to meet its obligations and effect a capital transaction that will reduce its high level of indebtedness. Moreover, the Company has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage. However, should the Company not close one or more of these opportunities or one or more that may arise in the future, the Company's operation could be materially adversely affected. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Mego, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company and the current absence of firm commitments for additional capital or extensions of revolving credit lines or joint venture debt that matures in June 2002, raise substantial doubt about the ability of the Company to continue as a going concern.


Acquisition of Whiski Jack Resorts, Ltd.

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million which are located in Whistler, British Columbia. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price was allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired was recorded as goodwill, totaling approximately $4.6 million, and was amortized pro rata as the individual weeks acquired in the acquisition were sold. Amortization expense was $1.6 million and $150,000 for the years ended December 31, 1999 and 2000, respectively. Acquisition goodwill was fully amortized in 2000.

Acquisition of Villa Vera Hotel & Racquet Club

     The Company acquired the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") for $6.2 million in December 1999 which is located in Acapulco, Mexico. The purchase price includes the cost of converting certain of the 59 hotel units into vacation ownership units, and the addition of a restaurant and spa. The purchase price was allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition.

Kona and Polo Resorts Inventory Acquisition

     In May and July 2001, the Company entered into agreements with Diamond Resorts International, a developer, marketer and manager of vacation ownership resorts, to acquire vacation ownership intervals. The inventory to be purchased will be financed with the proceeds from sales of the inventory or with the proceeds from hypothecation of loans made to purchasers. The Company's obligation to acquire the individual vacation ownership intervals will be exercised only as required to meet sales demand. The inventory acquisition will include approximately 960 one-bedroom intervals from Diamond's Kona Reef Resort on the Big Island of Hawaii and approximately 1,256 intervals from Diamond's Polo Resort, located on the Las Vegas "Strip" of which we have purchased 749 weeks from Kona as of December 31, 2001.

Cimarron Resorts Project Development, Management and Sales Agreement

     On May 3, 2000, the Company entered into a project development, management and sales agreement whereby the Company assumes full operating control and management of Cimarron Resorts in Palm Springs, California from the project owners, Royale Mirage Partners, L.P. ("RMP"). Under the agreement, the Company is entitled to all revenues from sales of Cimarron Resorts Vacation Interval weeks and is responsible for all sales and marketing as well as management and customer services. The Company records the gross receipts from the sales of Vacation Interval weeks since the Company is required to indemnify RMP for any sale that is cancelled and takes ownership of the Vacation Interval weeks. The Company has not acquired any ownership interest in RMP, ownership of the time-share property or assumed any obligation under the RMP construction loan. Should the cost of construction exceed RMP's construction loan borrowing capacity, the Company would be required to assume such liabilities.

     The Company purchases Vacation Interval weeks from RMP as they are sold by the Company to purchasers or are acquired for inventory purposes. The Company will also provide development management of project construction. The Company has acquired sales and administrative assets of $0.6 million and assumed payment of unpaid liabilities of $1.1 million with the excess of the liabilities assumed over the assets acquired recorded as an intangible asset. Under the agreement, the Company is required to pay RMP $2,346,000 and has recorded this as an accrued liability and an intangible asset (Exclusivity Agreement). The Company will repay the RMP obligation by payment of $575 for each Vacation Interval week it acquires from RMP with the unpaid balance of $2,346,000 due on June 30, 2003. At December 31, 2001 the outstanding balance on this obligation was $2.0 million. Even if the Company is unable to sell all Vacation Interval weeks in the first phase by June 30, 2003, any remaining balance will still be due to RMP. The Company has recorded the transaction as a purchase.

     Cimarron Resorts consists of approximately 35 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 Vacation Interval weeks. Forty of such units were completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during 2002. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively. The agreement terminates if an option for any succeeding stage is not selected and upon the completion of any stage selected but not completed.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Raintree Resorts International, Inc., and all of its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. The Company reports its interest in its share of the investment and losses in The Teton Club, LLC, using the equity method of accounting. Certain reclassifications have been made to prior year's financial statements to be consistent with the current year's presentation.

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming developed and is selling fractional interest in 37 condominium units in Teton Village near Jackson, Wyoming.

Foreign Currency Accounting and Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The accounts of the Mexican subsidiaries have been re-measured into United States ("U.S.") dollars. The Company's stated sales prices are U.S. dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is U.S. dollar denominated. Accordingly, the Mexican pesos are translated to U.S. dollars for financial reporting purposes in using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during such periods.


     The following presents the foreign currency exchange gains and loss for the year 1999, 2000 and 2001 (in thousands):

     Foreign Currency Exchange Gain/(Loss)      1999         2000        2001
     -------------------------------------    --------      ---------    -------

     First Quarter ..............            $    529      $     778    $  (239)
     Second Quarter..............                (727)        (1,774)     1,879
     Third Quarter ..............                 443            755       (703)
     Fourth Quarter ............                  556           (884)       442
                                             --------      ---------    -------
                                             $    801      $  (1,125)   $ 1,379
                                             ========      =========    =======


The following presents the Mexican peso exchange rates on a quarter end basis since March 1999:

                                  Pesos = $1.00 US Dollar
                                1999        2000        2001
                               -----       ------      -----
   March 31 .................  9.516       9.233       9.520
   June 30 ..................  9.488       9.954       9.085
   September 30 .............  9.358       9.429       9.554
   December 31...............  9.522       9.600       9.142


     The Company uses the U.S. dollar as the functional currency in Mexico based on the Company's analysis of the salient factors for selection of functional currency. Therefore, the recent decline in the inflation rate in Mexico below the threshold for mandatory designation of the U.S. dollar as the functional currency in Mexico did not change the Company's accounting for its Mexican operations.

     The Company maintains its Canadian accounting records and prepares its financial statements for its Canadian subsidiaries in Canadian dollars. The balance sheet accounts of the Canadian subsidiaries have been re-measured into U.S. dollars. Accordingly, the Canadian dollars are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the basis for reporting translation gains and losses. The resulting net translation gains and losses are reported as required in the equity section of the balance sheet under the caption "cumulative translation adjustment."

     The future valuation of the Mexican peso and the Canadian dollar related to the U.S. dollar cannot be determined, estimated or projected.

Comprehensive Income

     Comprehensive income is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of the Company's Canadian foreign subsidiaries is the only such direct adjustment applicable to the Company.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $2.0 million and $1.6 million in restricted funds at December 31, 2000 and 2001, respectively.

Vacation Interval Receivables and Concentration of Geographic and Credit Risk

     As of December 31, 2001, 86.2% of the Company's Vacation Interval sales entitled the owner, upon payment of a service fee, a defined right to use vacation ownership facilities at the Club Regina Resorts in Mexico. While the Company does not obtain collateral for such Vacation Interval receivables, the Company does not believe it has significant credit risk with regard to its Vacation Interval receivables, because in the instance of uncollectibility of a contract, the Company retains the right to recover and re-sell the underlying defaulted Vacation Interval. Historically, the Company has been able to re-sell such intervals at prices in excess of the defaulted receivable balances. The Company provides for an allowance for doubtful accounts based on current and historical trends of defaults and cancellation rates for its Vacation Interval receivables and on geographic concentration of risk. Management believes the allowance for uncollectible accounts is adequate to cover probable losses inherent in the contracts receivable portfolio.

     The Company estimates that at December 31, 2001, approximately 50.4% of all of the Vacation Interval receivables were U.S. dollar denominated, 34.3% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 10.0% of all Vacation Interval receivables were denominated in Mexican pesos and 5.3% of all Vacation Interval receivables were denominated in Canadian dollars.

     A significant portion of the Company's customers reside in Mexico and all of the Company's sales offices which sell vacation ownership interest of Club Regina are currently located in Mexico. Any economic downturn in Mexico, which has a history of economic instability, could have a material adverse effect on the Company's business, results of operations and financial condition.

Seasonality

     The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. Seasonal influences also affect the Company's earnings so that net income and cash receipts from customer initial down payments are typically higher in the first and fourth calendar quarters. In Mexico, American tourists tend to vacation in the destinations where the Club Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months.

Fair Value of Financial Instruments

     The carrying amount of Vacation Interval receivables, other trade receivables and notes payable approximate their estimated fair value because of the short-term maturity of those instruments and/or because they bear market interest rates as of December 31, 2001. The fair value of the Senior Notes cannot be determined since they are not traded on a formal exchange market and they are volatile due to being speculative in nature.

Inventories

     Inventories, which include supplies, other consumables, and items held for sale in the Company's retail shops are stated at the lower of cost (FIFO method) or estimated market.

Facilities, Office Furniture and Equipment

     The Company currently maintains facilities that include a restaurant and spa that are complementary to its resort operations, in addition to office furniture and equipment. These assets are stated at cost, net of accumulated depreciation of $3.1 million and $4.5 million at December 31, 2000 and 2001, respectively. The office furniture and equipment are related to assets used by the Company in its administration and marketing functions and is depreciated using the straight-line method over the estimated useful lives of three to seven years. Additionally, the restaurant and spa are depreciated using the straight-line method over the estimated useful lives of 10 years.

Land Held for Vacation Ownership Development

     The Company owns a parcel of undeveloped land adjacent to its Club Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on this parcel of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.8 million, $0.9 million and $0.8 million during the years ended December 31, 1999, 2000 and 2001, respectively, was capitalized.

     The Company capitalizes interest on expenditures incurred for land and development when activities have commenced necessary to get the asset ready for its intended use. The capitalization period ends when the asset is placed in service or progress to complete the project is substantially suspended.

Costs of Unsold Vacation Interval Weeks and Related Club Memberships

     In Mexico, the Company is the beneficiary of trusts that hold fee simple title to the vacation ownership facilities at the Club Regina Resorts and sells its Vacation Interval weeks ("Vacation Intervals") under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right to participate either in: (i) an extension of the contractual right to use if practicable under Mexican law or
(ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047. The Company reports the costs related to these trust rights to use these facilities, to the extent that such Vacation Interval weeks were unsold, within the balance sheet as "Cost of unsold Vacation Intervals and related club memberships". At December 31, 2000 and 2001, the Company holds rights for 1,000 and 1,056 Vacation Interval weeks, respectively. The Company also includes in inventory the rights to weeks sold prior to August 18, 1997 that revert back to the Company at the end of the 30-year lease. Trust rights in Mexico are carried at the lower of carrying amount or fair value less cost to sell. Fair value is estimated by discounting estimated future net cash flow from the sale of such rights.

     In Canada, the Company sells Vacation Interval weeks under a fee simple transfer of title arrangement. The Company reports its costs related to these properties at the lower of cost or market, within the balance sheet as "Cost of unsold Vacation Intervals and related club memberships". At December 31, 2000 and 2001, the Company held title to properties totaling 828 and 637 Vacation Interval weeks, respectively.

Retained Interests in Hotel Cash Flows

     In connection with the August 18, 1997 Purchase  Transactions  discussed in
Note 1, the Company sold the Westin Hotels to Starwood but retained an economic interest in the hotels which is defined by an agreement under which Starwood will pay the Company 20% of it's future cash flows, as defined, over a 50-year period. The Company allocated $4.0 million of its net purchase price to this agreement based on the estimated present value of expected payments arising from the agreement. The Company recognized revenue from the Asset Management Agreement of $275,000, $161,000 and $49,000 in 1999, 2000 and 2001. In July
2001, the Company and Starwood terminated the Asset Management Agreement between the parties. Starwood paid the Company $5.4 million in conjunction with the termination. The Company recorded a gain of approximately $1.4 million during the third quarter 2001 which is included in the sale of assets and other income.

Starwood Agreement

     In connection with the Purchase Transactions, the Company and Starwood entered into various operating agreements related to the joint operation and ownership of certain common facilities at the Cancun, Cabo San Lucas and Puerto Vallarta resorts. The operating agreements provide for certain operating standards at the combined resorts and prohibit the Company from renting vacant vacation ownership units on a transient basis. The Company will be liable for significant penalties should it violate certain provisions of these operating agreements.

Deferred Loan Costs

     The costs incurred in connection with the Senior Notes, various credit agreements and loans have been deferred and are being amortized over the terms of the Senior Notes, credit agreements and loans using the effective interest method. The balance of deferred loan costs was $6,427,000 and $6,443,000 at December 31, 2000 and 2001, respectively. Amortization expense for the years ended December 31, 1999, 2000 and 2001 totaled $1,367,000, $1,763,000 and
$1,887,000, respectively, and is included in interest expense. The amounts reported for additional notes payable and issuance of Senior Notes in the Consolidated Statements of Cash Flows are net of deferred loan costs incurred of $1,296,000, $925,000 and $2,394,000 in 1999, 2000 and 2001, respectively.


Impairment of Long-Lived Assets and Identifiable Intangibles

     The Company periodically evaluates its long-lived assets and identifiable intangibles for impairment. If upon evaluation the Company's management believes that the cost of one of its assets may be impaired, the Company will: (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to that asset's carrying amount and
(b) write down that carrying amount to market value or discounted cash flows value to the extent necessary. At December 31, 2001, no provision for impairment was required based on the Company's evaluation of long-lived assets and identifiable intangibles.

Revenue Recognition

     The Company recognizes sales revenue on Vacation Intervals when a minimum 10% down payment is received, a binding sales contract is executed for which the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any continuing involvement with the Vacation Interval. In cases relating to sales of Vacation Intervals in projects under construction, revenue is recognized using the percentage-of-completion method. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. For transactions which do not meet the criteria listed, the deposit method is used. Under this method, the sale is not recognized, a receivable is not recorded and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. The Company provides refunds to purchasers based on legal refund requirements applicable at the location of sale.

Advertising Expense

     The Company expenses advertising costs as incurred.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. At December 31, 2001 the Company had outstanding 2,596,455 warrants to purchase shares of common stock at a conversion price of $.01 per share. Since the common shares issuable under these warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic earnings per share as of the date they were issued.

     The following is a reconciliation of the numerator and denominator for basic and diluted loss per share (in thousands except share and per share data):

                                                                Years Ended December 31,
                                                     --------------------------------------------
                                                         1999             2000          2001
                                                     ------------    ------------    ------------
Numerator - Basic and Diluted:
    Loss available to common shareholders ........   $    (13,936)   $    (20,525)   $    (19,990)
    Loss available to common shareholders before
          Extraordinary gain .....................        (13,936)        (21,546)        (19,990)

Denominator - Basic and Diluted:
       Weighted average number of common shares ..     10,766,300      10,766,300      12,039,807
         Weighted average number of common shares
        issuable for little consideration upon the
        exercise of warrants
          Shareholder Loan warrants ..............             --          83,333         726,493
          Senior Note warrants ...................      1,869,962       1,869,962       1,869,962
                                                     ------------    ------------    ------------
                                                       12,636,262      12,719,595      14,636,262
Loss per share - Basic and Diluted:
    Loss available to common shareholders ........   $      (1.10)   $      (1.61)   $      (1.37)

    Loss available to common shareholders before
        extraordinary gain .......................   $      (1.10)   $      (1.69)   $      (1.37)


     At December 31, 2001, the Company had outstanding 251,000 stock options with a weighted-average exercise price of $1.01 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with $6.2 million of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock were not included in diluted earnings per share as the exercise prices exceeded the estimated fair value of common stock.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant judgments and estimates include: cost of vacation interval sales, allowance for doubtful accounts, and realizability of cost of unsold vacation ownership intervals and land held for vacation ownership development. Actual results could differ materially from those estimates.


Stock Based Transactions

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares, as determined by the Board of Directors, at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and recognizes no compensation expense for the stock option grants. The Company accounts for transactions with other than employees in which goods and services are the consideration received for issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

New Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment/Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " and the accounting and reporting provisions of APB Opinion No.
30. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and reestablishes criteria for determining when a long-lived asset is held for sale. The Company is required to and will adopt SFAS No. 144 on January 1, 2002. The Company is currently analyzing the provisions of SFAS No. 144 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.


3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                               December 31,
                                          --------------------
                                            2000        2001
                                          --------    --------
Vacation Interval receivables .........   $ 78,709    $ 84,127
Service fee receivables ...............      1,032          83
Other trade receivables ...............      5,953       8,126
Less - allowances for doubtful accounts     (9,554)     (9,926)
                                          --------    --------
       Total ..........................   $ 76,140    $ 82,410
                                          ========    ========

     Service fee receivables are from Vacation Interval owners for the payment of annual service fees. Other receivables are from Vacation Interval owners for charges while staying at the resorts, banks, credit card companies and other. At December 31, 2001, $56.0 million of Vacation Interval receivables were pledged to secure borrowing under the Company's credit facilities.

     At December 31, 2001, the weighted average interest rate earned on Vacation Interval receivables that were denominated in U.S. dollars was 15.4%, in Mexican pesos was 25.0% and UDI's was 9.4% and in Canadian dollars was 14.2%. These receivables are collected in monthly installments over periods ranging from 1 to 7 years, with a weighted average maturity of approximately 3.4 years as of December 31, 2001. The overall weighted average interest rate is 14.2%. The interest rates range from 6.0% to 29.0%.

     Principal maturities of Vacation Interval receivables as of December 31, 2001, were as follows(in thousands):

               2002  ..............................   $  19,398
               2003  ..............................      24,975
               2004  ..............................      19,713
               2005  ..............................      11,839
               Thereafter .........................       8,202
                                                      ---------
                 Total.............................   $  84,127
                                                      =========

     The  activity  in  the  Vacation  Interval   receivables  and  other  trade
receivables allowance for doubtful accounts for the year ended December 31, 2000 and 2001 is as follows (in thousands):

                                                  December 31,
                                               ------------------
                                                 2000       2001
                                               -------    -------
   Balance, beginning of year ..............   $ 8,067    $ 9,554
   Provision charged to expense ............     4,855      4,498
   Receivables charge off, net of recoveries    (3,368)    (4,126)
                                               -------    -------
   Balance, end of year ....................   $ 9,554    $ 9,926
                                               =======    =======

     The Company writes off past due receivables after 240 days. Vacation Interval receivables are written off to the reserve for doubtful accounts after being reduced by the cost of the Vacation Interval week recovered. No interest is accrued on accounts over 120 days past due. At December 31, 2000 and December 31, 2001, receivables over 120 days were $2.5 million and $2.8 million, respectively.


4.  SENIOR NOTES PAYABLE

     On December 5, 1997, the Company and its indirect wholly-owned Mexican financial subsidiary ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004. The Company also issued warrants to the noteholders with an estimated fair value of $9.3 million. This amount was recorded as an increase in shareholders' investment and original issue discount in the Company's balance sheet. The original issue discount is being amortized to interest expense over the warrant exercise period of 84 months. During 2000, the Company repurchased $5.5 million of Senior Notes.

     The Senior Notes are payable in U.S. dollars and bear interest at 13% per annum with interest payable semi-annually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers.

     The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur certain additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (as defined) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell equity interests of the Company's subsidiaries, or enter into certain mergers and consolidations. Additional indebtedness includes the ability of the Company to borrow credit agreement debt up to 90% of its Vacation Interval receivables. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase, with the proceeds of certain asset sales (as defined).

     Any payments (interest or principal) made to the noteholders will be made free and clear of any withholding for any present or future taxes, duties, levies, imposts, assessments or other governmental charges of whatever nature imposed by Mexico or any subdivision of Mexico, or by any related authority or agency having power to tax, unless such taxes are required by law, rule or regulation to be withheld or deducted, in which case, subject to certain exceptions, the Issuers will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by noteholders of the Senior Notes (including Additional Amounts) after such withholding or deduction will not be less than the amount that would have been received in the absence of such withholding or deduction.

5.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                              December 31,
                                                           -----------------
                                                            2000      2001
                                                           -------   -------
   Credit Agreement Notes and Loans ....................   $36,588   $40,650
   Mortgages Payable ...................................     4,112     4,495
   Cabos West Notes Payable ............................     2,350     2,350
   Notes Payable to Financial Institution and Other Debt     2,142     2,396
   Notes Payable to Shareholders .......................     1,000        --
                                                           -------   -------
                                                           $46,192   $49,891
                                                           =======   =======

     Current maturities for credit agreement notes and loans are based on the estimated collections from the underlying collateral pledged on such debt. The current maturities of Senior Notes and notes payable are as follows (in thousands):

     2002  ....................................          $  13,385
     2003  ....................................             13,919
     2004  ....................................            106,081
     2005  ....................................              6,449
     2006  ....................................              2,839
     Thereafter ...............................              1,718
                                                         ---------
            Total .............................          $ 144,391
                                                         =========


Credit Agreement Notes and Loans - The November 1998 amended credit agreement with FINOVA Capital Corporation (FINOVA) includes a receivables based credit facility of $20.0 million and a $16.5 million inventory based credit facility. The receivables line of credit advance period ended November 2001. FINOVA lent 90% on pledged notes receivable denominated in United States dollars and held by United States, Canadian and Mexican residents (Mexican obligors limited to 15% of total receivables pledged). These notes were assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at Citibank prime plus 175 basis points, which was 11.25% and 6.75% per annum at December 31, 2000 and 2001, respectively. The outstanding inventory loan balance bore interest at a fluctuating base rate plus 225 basis points, which was 11.75% per annum at December 31, 2000. The inventory loan was repaid in full in March 2001. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. As of December 31, 2000 and 2001, the outstanding balance of the receivables line of credit was $14.6 million and $11.4 million, respectively. The inventory based credit facility was $4.4 million as of December 31, 2000 and was paid in full in March 2001. As of December 31, 2001, the Company was not in compliance with the FINOVA loan covenants related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales and entered into a loan modifying agreement to change the ratio requirement, increase the interest rate charged under the loan and provide forbearance for non-compliance at December 31, 2001.

     In November 1999, the Company entered into a notes receivable loan facility with Textron Financial Corporation (Textron) that has a borrowing limit of $22.4 million, as amended. The revolving credit period which expired on December 31, 2001 has been extended to April 30, 2002. Certain of the Company's eligible notes receivable, as defined in the agreement, collateralize the loan, and the loan has three borrowing components. The first borrowing component has a $13.0 million borrowing limit and is collateralized by up to 60% by number of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. The amount of UDI denominated receivable is further limited to $3.0 million of the outstanding principal balance. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican peso and UDI denominated notes receivable, respectively. The second borrowing component has a $5.0 million borrowing limit and is collateralized by up to 60% by number of notes receivables denominated in Mexican pesos and the remainder in U.S. dollars. Textron will lend up to 80% on these pledged notes. The third borrowing component has a $4.4 million borrowing limit relating to sales of Kona Reef inventory and is collateralized by up to 60% by number of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican peso and UDI denominated notes receivable, respectively. These notes are assigned to the lender and as payments are received they are applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development. Additionally, the entire outstanding loan balance is to be paid in full on or before December 31, 2005.

The outstanding loans bear interest at a fluctuating base rate based on the Chase Manhattan Bank prime rate plus 200 basis points for the $13.0 million and the $4.4 million and 275 basis points for the $5.0 million components, respectively, that is adjusted on the first day of each month with the interest due monthly. As of December 31, 2000 and 2001, the outstanding balance under the $13.0 million portion of the loan facility was $12.7 million and $11.7 million, with an interest rate on the outstanding balance of 11.5% and 7.0%, respectively. Draws on the $5.0 million portion of the loan facility began in 2001, with an outstanding loan balance of $4.5 million as of December 31, 2001 and an interest rate of 7.75 %. Draws under the $4.4 million portion of loan facility began in October, 2001 and has an outstanding loan balance of $1.9 million and bears interest at 7.0% at December 31, 2001.

     Additionally, the Company has available $20.0 million of notes receivable based facility capacity in conjunction with the Cimarron Project Development, Management and Sales Agreement. The lending period expires in November 2003. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement. Textron will lend on eligible notes receivable, as defined in the agreement, up to 70% of the outstanding principal balance of all notes receivable executed by Mexican residents with no less than 30% of the outstanding principal balance of notes receivable executed by United States or Canadian residents. Additionally, Textron will lend 90%, 85%, 80% and 50% on pledged U.S. dollar denominated notes receivable executed by a United States or Canadian resident, U.S. dollar denominated notes receivable executed by a Mexican resident, Mexican peso denominated notes receivable executed by a Mexican resident, and UDI denominated notes receivable held by a Mexican resident, respectively. The facility matures November 1, 2004. The outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate plus 225 basis points which at December 31, 2001 was 7.25% and a loan balance of $2.2 million. The credit facility further provides that Raintree will be obligated to pay Textron aggregate principal reductions on the developer loan held by Royal Mirage Partners, L.P. ("RMP"), the developer of the Cimarron property, of $6.0 million by June 1, 2002 and $12.0 million by November 1, 2002. RMP's repayments to Textron are dependent on Raintree's sales pace of the Cimarron inventory. The aggregate payments on RMP's loan were $2.1 million through December 31, 2001 and sales of Cimarron inventory made by Raintree through December 31, 2001, when ultimately credited to Textron will cover the balance due in June 2002.

     In November 2001, the Company entered into a $10 million receivables based loan agreement through its wholly-owned subsidiary, Regina Resorts, LLC ("RRLLC") with Resort Condominiums International, LLC ("RCI"). RRLLC assets will be available first and foremost to satisfy the claims of its creditors. The revolving term of the loan expires in November 2004, and the loan matures 60 months from the date of the last advance. However, the receivables loan will be a non-revolving facility until such time as the Company has closed, on terms and conditions satisfactory to RCI, a transaction pursuant to which specific terms of repayment for certain of the Senior Notes issued by the Company have been modified. Certain notes receivables that are eligible instruments, as defined in the agreement, collateralize the loan. RCI will lend 60% on pledged Mexican peso and UDI denominated notes receivable and 83% on U.S. dollar denominated notes receivable. The loans bear interest at five percent per annum above the Libor rate, but not less than seven and one-half percent per annum. The Libor rate is based on a specific rate, as defined in the agreement, reported in the Telerate Matrix. As of December 31, 2001, the outstanding balance was $8.9 million, with an interest rate on the outstanding balance of 7.5%. As of December 31, 2001, the Company was not in compliance with the RCI loan covenants related to the ratio of sales and marketing expenses to Vacation Interval sales and the ratio of general and administrative expenses to Vacation Interval sales. The Company obtained a timely waiver for such non-compliance.

     The Bancomer November 1999 UDI based $7.0 million loan agreement and the June 2001 additional $800,000 U.S. dollar borrowings were collateralized by the Company's UDI denominated notes receivable. The collateral maintained by the Company equaled 3 times the outstanding borrowings under the loan. The notes receivable were assigned to the lender and as payments are received, they were applied to this loan. The loan bears simple interest at a rate of 12% per annum. As of December 31, 2000, the outstanding balance was $4.8 million. In November 2001, the note was repaid.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at 8.25% to 15.25% during 2000, and 6.5% to 15.25% during 2001, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both years. The average interest rates paid were 11.4% and 11.9% during 2000 and 2001, respectively.

Cabos West Notes Payable - In September 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land that bears interest at approximately 17.5% and are due on demand.

Notes Payable to Financial Institutions and Other Debt- In April 2000, the Company entered into a note payable to North Shore Credit Union, in connection with the Canadian units purchased. The notes bear an interest rate of prime plus 2.5%, which totaled 10.0% and 6.25%, and an outstanding loan balance of $2.0 million and $0.1 million at December 31, 2000 and 2001, respectively, and is due on demand. Additionally, in October 2001 a loan was received in the amount of $2.3 million that is collateralized by Vacation Interval receivables held in Mexico and had a year-end effective interest rate of 18.4%.

Notes Payable to Shareholders - In December 2000, the Company obtained loans from the shareholders as a requirement for obtaining an additional $2.0 million loan from Bancomer. Twenty-three Company owned houses in Cancun, Mexico secure the shareholder loans. Participating shareholders received in proportion to their loans three-year warrants to purchase common stock at $.01 per common share. A total of 2.0 million warrants were issued. The shareholder loans bear interest at 13.0% and were due June 30, 2001. The shareholder loans were repaid in January 2001.


6. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

General

     The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas: Mexico, Canada and the United States. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the sale of the vacation ownership interest.

Segment Profit or Loss

     The  Company's  accounting  policies  for  segments  are the  same as those
described  in  the  summary  of  significant  accounting  policies.   Management
evaluates segment performance based on profit or losses before intercompany interest charges, income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

The following table presents segment information (in thousands):

                                                                                     Corporate
                                               Mexico       Canada        U.S.       and Other      Total
                                             ----------   ----------   ----------   ----------    ---------
As of and for year ended December 31, 2001:
Revenues from external customers ..........   $  84,235    $  12,407    $     202    $   1,772    $  98,616
Depreciation and amortization .............       1,359          177          --            55        1,591
Operating income (loss) ...................       3,333        1,134          202       (2,478)       2,191
Income tax ................................       2,548          204           --           --        2,752
Total Assets ..............................     112,610       11,419          203        3,804      128,036
Capital expenditures ......................       1,213           73          --           182        1,468

As of and for year ended December 31, 2000:
Revenues from external customers ..........   $  81,944    $   9,897    $      11    $     136    $  91,988
Depreciation and amortization .............       1,188          309           --           64        1,561
Operating income (loss) ...................       3,821         (497)         (21)      (2,565)         738
Income tax benefit ........................        (170)        (436)          --           --         (606)
Total Assets ..............................     112,543       13,101          185        7,923      133,752
Capital expenditures ......................       2,464          345           --           46        2,855

As of and for year ended December 31, 1999:
Revenues from external customers ..........   $  66,955    $  14,120    $      --    $      45    $  81,120
Depreciation and amortization .............         784        1,736           --           59        2,579
Operating income (loss) ...................       7,555          381           --       (2,979)       4,957
Income tax expense ........................        --            709           --           --          709
Total assets ..............................     126,503       10,827           --        8,541      145,871
Capital expenditures ......................       4,780          616           --          922        6,318

Corporate and other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. In July 2001, the Company and Starwood terminated the Asset Management Agreement between the parties, which is reflected as Retained Interest in Hotel Cash Flows for $4.0 million on the December 31, 2000 balance sheet. Starwood paid the Company $5.4 million in conjunction with the termination. The Company recorded a gain of approximately $1.4 million, which is included in Corporate and Other. Additionally, $1.4 million was expensed associated with the abandonment of costs deferred in conjunction with a proposed restructuring that was not completed. Also, the U. S. joint venture is included in corporate operations and had equity losses of $0.3 million in 1999, and had equity income of $0.8 million and $0.2 million in 2000 and 2001, respectively.


7.  RELATED PARTY TRANSACTIONS

     At December 31, 2000 and 2001, the aggregate principal amount of mortgages payable to related parties was $1.5 million for both periods. Interest accrues on the mortgages at rates ranging from prime plus 2.00% to prime plus 7.75% per annum and is payable in monthly installments over periods ranging from twelve months to seven years.

8.  REDEEMABLE PREFERRED STOCK

     The Series C Convertible Accreting Redeemable Preferred Stock ("Redeemable Preferred") accretes in value at an annual rate equaling 9% of the Redeemable Preferred's $100 per share Liquidation Preference ("Liquidating Preference"), and the increasing value is accrued and added to the Liquidation Preference. Also, the Company has the right to redeem the Redeemable Preferred in cash at the Liquidation Preference at any time, in whole or in part, but not later than March 3, 2005, at which time, if not redeemed, shall become convertible, valued at the Liquidation Preference, into shares of capital stock at the then market value of its capital stock. The Company has reserved for issuance upon such conversion 8,150,000 shares of its $0.001 par value Common Stock.

     Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Redeemable Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any stock of the Company ranking junior by reason of their ownership thereof, but subject to the rights of holders of any stock of the Company ranking senior by reason of their ownership thereof, an amount equal to the Liquidation Preference (as adjusted for any stock dividends, combinations or splits with respect to such shares). If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Redeemable Preferred shall be insufficient to permit the payment to such holders of the full aforesaid preferential amount, then, subject to the rights of holders of any stock of the Company ranking senior by reason of their ownership thereof, the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Redeemable Preferred and any stock of the Company ranking equally in proportion to the preferential amount each such holder is otherwise entitled to receive.

     On July 1, 1999, all 37,500 shares of previously issued and outstanding Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Redeemable Preferred plus 500,000 five-year warrants to purchase the Company's Common Stock at $5.00 per share. The Company recorded the 50,000 shares of Redeemable Preferred that were exchanged for the 37,500 shares of Class A Preferred at the carrying value of the Class A Preferred as of the date of the exchange. No value was assigned to the Common Stock warrants as the value was determined to be de minimis.

     Preferred stock dividends and accreted value of Liquidation Preference of the Redeemable Preferred are recorded as a reduction to additional paid-in capital as the Company has an accumulated deficit. The following is a summary of preferred stock dividends and accreted value of Liquidation Preference of the Redeemable Preferred accrued for the years ended December 31, 1999, 2000 and 2001,(in thousands):


                                               1999     2000     2001
                                              ------   ------   ------
    Redeemable Preferred ...................   $225     $496     $529
    Class A Preferred ......................    309       --       --
    Convertible Preferred ..................    141        2       --
                                               ----     ----     ----
                                               $675     $498     $529
                                               ====     ====     ====

     The following is a summary of preferred stock dividends paid or recorded for the years ended December 31, 1999, 2000 and 2001,(in thousands):

                                            1999         2000        2001
                                            ------      ------     -------
       Class A Preferred   (A)...........   $1,160       $  --       $  --
       Convertible Preferred (B).........       --         235          --
                                            ------       -----        ----
                                            $1,160       $ 235       $  --
                                            ======       =====       =====

Notes:
(A) In conjunction with the issuance of the Redeemable Preferred, the holders of the Class A Preferred received 50,000 shares of the Redeemable Preferred and 500,000 Common Stock warrants in exchange for all unpaid dividends as of June 30, 1999.
(B) In conjunction with the acquisition of Whiski Jack, the Company issued convertible preferred stock. All shares were redeemed in 2000.

     The Company is amortizing the excess of the $5 million Liquidating Preference over the $4.9 million recorded value of the Redeemable Preferred as additional dividends. The amortization period is from the issue date, July 1, 1999, to the final redemption date March 5, 2005.




9.  SHAREHOLDERS' EQUITY

Company Stock Options

1997 Long-Term Incentive Plan - On August 18, 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan ("the Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interest in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted or deferred stock, (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock.

     The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 2,656,000 shares or 25% of the aggregate number of shares of common stock outstanding.

Stock Option Summary - The Company has elected to follow APB No. 25 in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with weighted-average assumptions of 5.83% and 6.57% as of May 1 and October 1, 1999, respectively, and 5.28% for November 30, 2000 for the risk-free interest rate for the specified dates of grant.

     Furthermore, dividend yield of 0%, expected market price volatility factor of 0, and an option life of ten years was assumed for each of the three years ended December 31, 1999 and 2000.

     The estimated "fair value" of stock options vesting during 1999 and 2000 was immaterial, and therefore, on a pro forma basis that includes the consideration of the estimated "fair value" of stock options vesting during the period, does not change the reported loss per share on a basic or diluted basis. There were no stock options that vested during 2001.

     A summary of all the Company's stock option activity, and related information for the years ended December 31, 1999, 2000 and 2001 follows:

                                                1999                        2000                         2001
                                        -----------------------     --------------------------  ------------------------
                                                   Weighted-                      Weighted-                 Weighted-
                                        Options      Average        Options        Average      Options      Average
                                        (000)    Exercise Price      (000)      Exercise Price   (000)    Exercise Price
                                        -----    --------------      -----      --------------   -----    --------------

Outstanding - beginning of the year...   646          $4.54           634         $4.53            730          $3.63
Granted ..............................    27           5.00           250          1.00             --             --
Forfeited/Cancelled .................     39           5.00           154          3.56            479          $5.00
Outstanding - end of the year  ......    634           4.53           730          3.63            251          $1.02
Exercisable at the end of the year...    289           4.22           551          3.19            251          $1.02

     Exercise prices for options outstanding as of December 31, 2001, are $1.00 to $5.00. The weighted-average remaining contractual life of those options is
8.9 years. The weighted-average grant-date fair value of options granted during 1999 and 2000 was zero.

     In conjunction with the canceling of employee options, the Company agreed to issue approximately 1.9 million options that do not begin vesting May 1, 2002, at which time the exercise price will be determined as the greater of $1.00 or the amount to be determined by the Board of Directors, which is not less than the fair value of the option. These options are not included in the above table of stock option activity.

     The following presents, as of December 31, 2001, a breakdown of the above stock option data by $1 and $5 options including for the total and currently exercisable options - number of options outstanding, the weighted-average exercise price and weighted-average remaining life:

                                                          Weighted-Average
                                     Weighted-Average      Remaining Life
      Number of Options               Exercise Price           In Years
      --------------------------     -----------------     ----------------
       Total and
       Currently Exercisable -
                  250,000                 $1.00                  8.9
                    1,000                 $5.00                  5.6

Common Stock Warrants

     Senior Notes Warrants - On December 5, 1997, the Company issued seven-year warrants to purchase 1,869,962 shares of common stock at $.01 per share in conjunction with the sale of Senior Notes. The warrants were fully vested upon their issuance and there are no circumstances under which the warrants would have to be returned to the Company by the holders. The warrants became exercisable on June 30, 2000, and expire on December 1, 2004. The estimated fair value of the warrants on the issue date (December 5, 1997) of the warrants was $4.99 per warrant or $9.3 million in total. The fair value was determined using the Black-Scholes option pricing model which results in a fair value equal to the estimated stock price resulting from the minimal exercise price of $.01 per share.

     Redeemable Preferred Stock Warrants - On July 1, 1999, the Company issued five-year warrants to purchase 500,000 shares of common stock at $5.00 per share in conjunction with exchange of Class A Preferred for Redeemable Preferred. The warrants were exercisable when issued. The estimated fair value of the warrants on the issue date was determined to be de minimis. The fair value was determined using the Black-Scholes option pricing model using a weighted-average assumption for risk-free interest rate of 5.78%, dividend yield of 0%, expected market price volatility factor of 0.66 and an option life of five years.

     Shareholder Warrants - On December 15, 2000, the Company issued three-year warrants to purchase 2,000,000 shares of common stock at $.01 in conjunction with obtaining shareholder loans of $1.0 million. The warrants were exercisable when issued. The estimated fair value of the warrants on the issue date was determined to be $10,000. The fair value was determined using the Black-Scholes option pricing model using a weighted-average assumption for risk-free interest rate of 5.37%, dividend yield of 0%, expected market price volatility of 0.68 and a warrant life of three years. At December 31, 2001, 726,493 warrants remained outstanding.


10.  INCOME TAXES

     The Company, a Nevada corporation, files an annual U.S. Federal income tax return. The Company incurred net losses for the period ended December 31, 1999, 2000 and 2001 in Mexico as well as the United States. No provision for U.S. or Mexican income taxes was made during 1999, 2000 or 2001. However, in Mexico during 2000 and 2001, an asset tax expense was recorded for payment of a tax on certain net assets. The asset tax is available to offset payments of Mexican income taxes. In Canada for the period ended December 31, 2001, the Company had net income and provided a provision for income taxes. In Canada a tax benefit was recorded for 2000 based on the ability to carry back losses to previous years. The Company's Canadian operations, which were acquired in 1998, had net income in 1999 and 2001 for Canadian tax purposes and provided a tax expense. The Company plans that the earnings of the Mexican and Canadian subsidiaries will be permanently reinvested by those subsidiaries. Accordingly, a provision for taxes has been made for 1999 and 2001 Canadian taxes with no addition for dividend withholding tax or for U.S. federal income tax or credits on such income.

     The U.S. federal income tax regulations may, under certain circumstances, cause income transactions in Mexico or Canada to give rise to U.S. income taxes, subject to an adjustment for foreign tax credits. For 1999, 2000 and 2001, Mexican operations and, for 2000 and 2001, Canadian operations gave rise to losses for purposes of U.S. federal income taxation. The Canadian operations in 1999 gave rise to income for purposes of U.S. federal income taxation under Subpart F of the Internal Revenue Code. This income will be recognized to the extent of current Canadian earnings and profits. However, such income will be offset by U.S. net operating losses currently available, and therefore, no provision has been made for U.S. tax on such income. Furthermore, the foreign tax credits associated with Subpart F income will give rise to an additional deferred tax asset for U.S. purposes.

     The Company has approximately $117.9 million of Mexican net operating losses, which will begin to expire as follows: 2003 -- $21.4 million, 2004 -- $30.7 million, 2005 -- $5.7 million, 2006 -- $1.2 million, 2007 -- $3.5 million,
2008 -- $24.1  million,  2009 -- $9.0 million,  and 2010 -- $22.1  million.  For financial statement purposes, a valuation allowance of $29.0 million has been recognized completely to offset the estimated $41.3 million of deferred tax assets related to those carryforwards. The Company has approximately $17.0 million of U.S. net operating losses, which will begin to expire as follows:
2012 -- $0.5  million,  2018 -- $2.9 million and 2019 -- $3.6  million,  2020 --
$6.0 million and 2021 -- $4.0 million. For financial statement purposes, a valuation allowance has been recognized to offset the estimated deferred tax assets related to these carryovers.

     In Mexico, the Company has filed a writ of injunction (Amparo) petition against the payment of asset taxes. Asset tax regulations currently in effect does not permit the deduction of liabilities with certain financial institutions and foreign companies in determining the net asset value used to compute the amount of taxes payable. Management believes that the Amparo will have a favorable outcome, however the Company has provided a reserve for the total amount of taxes incurred, including surcharges in the amount of $1.5 million as of December 31, 2001.

  Federal income taxes are as follows (in thousands):



Year Ended December 31, 1999               U. S.     Mexico     Canada      Total
---------------------------------------   -------    -------    -------    -------
  Federal income taxes:
   Current ............................   $    --    $    --    $   709    $   709
   Deferred ...........................        --         --         --         --
                                          -------    -------    -------    -------

                                          $    --    $    --    $   709    $   709
                                          =======    =======    =======    =======


Income tax expense (recovery) at the
 statutory rate .......................   $(1,703)   $(3,149)   $   (28)   $(4,880)
Increase resulting from:
   Non-deductible expenses ............        --         --        558        558
   Exchange losses net of tax inflation        --         --        179        179
   Valuation allowance ................        --      3,149         --      3,149
   Other ..............................     1,703         --         --      1,703
                                          -------    -------    -------    -------
                                          $    --    $    --    $   709    $   709
                                          =======    =======    =======    =======


Year Ended December 31, 2000               U. S.     Mexico     Canada      Total
---------------------------------------   -------    -------    -------    -------
Federal income taxes:
   Current ............................   $    --    $  (170)   $  (436)   $  (606)
   Deferred ...........................        --         --         --         --
Federal income taxes allocated to
 extraordinary gain ...................        --        536         --        536
                                          -------    -------    -------    -------
                                          $    --    $   366    $  (436)   $   (70)
                                          =======    =======    =======    =======

Income tax expense (recovery) at the
 statutory rate .......................   $(2,259)   $(4,222)   $  (562)   $(7,043)
Increase resulting from:
   Non-deductible expenses ............       156         --         78        234
   Foreign rate differential ..........        --         --       (102)      (102)
   Valuation allowance ................     2,103      4,588        150      6,841
                                          -------    -------    -------    -------
                                          $    --    $   366    $  (436)   $   (70)
                                          =======    =======    =======    =======




Year Ended December 31, 2001               U. S.     Mexico     Canada      Total
---------------------------------------   -------    -------    -------    -------
  Federal income taxes:
   Current ............................   $    --    $    --    $   123    $   123
   Deferred ...........................        --         --         --         --
                                          -------    -------    -------    -------

                                          $    --    $    --    $   123    $   123
                                          =======    =======    =======    =======


Income tax expense (recovery) at the
 statutory rate .......................   $(1,274)   $(3,816)   $  (123)   $(4,967)
   Increase resulting from:
   Non-deductible expenses ............         6         --         --          6
   Exchange losses net of tax inflation        --         --         --         --
   Valuation allowance ................     1,268      3,816         --      5,084
                                          -------    -------    -------    -------
                                          $    --    $    --    $   123    $   123
                                          =======    =======    =======    =======


     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences for the years ended result principally from the following (in thousands):



                                    Year Ended December 31, 2000         Year Ended December 31, 2001
                                   --------------------------------    --------------------------------
                                    U. S.       Mexico      Total       U. S.       Mexico      Total
                                   --------    --------    --------    --------    --------    --------
Deferred income tax liabilities
   Depreciation ...............   $    (23)   $   (302)   $   (325)   $    (15)   $   (410)   $   (425)
   Inventories ................         --      (3,167)     (3,167)         --      (3,091)     (3,091)
   Prepaid expenses / fees ....         --        (621)       (621)         --        (759)       (759)
   Accounts receivable ........         --     (17,345)    (17,345)         --     (14,072)    (14,072)
                                  --------    --------    --------    --------    --------    --------
     Total ....................        (23)    (21,435)    (21,458)        (15)    (18,332)    (18,347)

Deferred income tax assets
   Depreciation ...............         --          --          --          --          --          --
   Accrued liabilities ........        300          --         300         511          --         511
   Reserves ...................         --       4,381       4,381          --       4,321       4,321
   Unearned service fees ......         --        (972)       (972)         --         (26)        (26)
   Asset tax carryovers .......         --         420         420          --       1,750       1,750
   Tax loss (NOL) carryovers ..      5,007      41,500      46,507       5,950      41,252      47,202
   Charitable contribution
     carryovers ...............          2          --           2           1          --           1
   Foreign tax credits ........         74          --          74          --          --          --
                                  --------    --------    --------    --------    --------    --------
      Total ...................      5,383      45,329      50,712       6,462      47,297      53,759

Valuation allowance ...........     (5,360)    (23,894)    (29,254)     (6,447)    (28,965)    (35,412)
                                  --------    --------    --------    --------    --------    --------
     Total ....................   $     --    $     --    $     --    $     --    $     --    $     --
                                  ========    ========    ========    ========    ========    ========



11.  GAIN AND LOSS ON SALE OF PROPERTY

     The Company sold its investment in Cozumel land and sold other property during 2000. The Company received total consideration of $8.3 million and recognized a net loss of $7.1 million. The Company sold the remaining property held for sale at December 31, 2000 during 2001 and recognized a net gain of $0.5 million in Other Income.

12.  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

     During the third quarter of 2000, the Company repurchased $5.5 million of Senior Notes for $3.3 million. After adjusting the associated debt discount and deferred loan costs, the Company recorded as extraordinary gain of $1.0 million, net of related tax effects of $0.6 million. Since the Company is in a net loss position for tax purposes, the tax charge related to the gain on extinguishments of debt results in an equal tax benefit to tax expense before extraordinary items.


13.  CONTINGENCIES AND COMMITMENTS

Lease Information

     The Company leases administrative and sales office space and certain equipment under non-cancelable lease agreements. Total rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately, $2.0 million, $2.6 million and $3.2 million, respectively. These operating leases expire in various years in the future. Some of these leases may be renewed. Future minimum payments under all of the Company's non-cancelable operating leases with initial terms of one year or more were as follows at December 31, 2001 (in thousands):

       2002  ....................................        $  1,146
       2003  ....................................             989
       2004  ....................................             618
       2005  ....................................             422
       2006  ....................................             348
       Thereafter ...............................             469
                                                          -------
          Total  ................................         $ 3,992
                                                          =======


RMP Credit Facility with Textron

     The Company has available $20 million of notes receivable based facility capacity through the Cimarron Project Development, Management and Sales Agreement. This Cimarron credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement. The credit facility provides that Raintree will be obligated to pay Textron aggregate principal reductions on the developer loan held by RMP the developer of the Cimarron property, $6.0 million by June 1, 2002 and $12.0 million by November 1, 2002. RMP's repayments to Textron are dependent on Raintree's sales pace of selling the Cimarron inventory. As of December 31, 2001, the development loan had an outstanding balance of $10.2 million. The aggregate payments on RMP's loan were $2.1 million through December 31, 2001 and sales of Cimarron inventory made by Raintree through December 31, 2001, when ultimately credited to Textron will cover the balance due in June 2002.

Investment in the Teton Club

     The Teton Club received construction and receivable financing for this project from FINOVA Capital Corporation. The receivable financing is a hypothecation line-of-credit and is being used to repay the construction loan. The Company, as part of the financing arrangement, is directly obligated for 25% of the borrowings by the Teton Club from FINOVA to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for working capital deficits, including debt service. The construction and receivables loan matures June 2002. The Teton Club has received initial terms from FINOVA for an extension of the loan which would include an increase in the interest rate charged under the loan and a payment of a renewal fee. At December 31, 2001 the outstanding amounts due on the construction and accounts receivable portions of the FINOVA financing were $15.4 million and $5.9 million, respectively. . As of December 31, 2001, the Teton Club was not in compliance with the FINOVA loan covenant related to minimum sales and entered into a loan modifying agreement to change the minimum sale requirement, increase the interest rate charged under the loan and provide forbearance for non-compliance at December 31, 2001. The Teton Club loan agreement also requires that the Company maintain certain covenants and ratios that are the same as required under the Company's borrowings from FINOVA (see footnote 5 to the financial statements for a discussion of the Company's compliance requirements).

Legal Proceedings

     The Company is currently subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.


14.  PROPOSED ACQUISITION OF THE COMPANY

     The Company signed a letter of intent on March 21, 2002, to be acquired by Mego. The transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval by both companies, is expected to be completed by May 31, 2002. Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of Mego. Mego is a developer and operator of vacation ownership resorts, developed and undeveloped real estate properties, and a provider of consumer financing to purchasers of leisure ownership interests and land parcels. Mego is headquartered in Las Vegas, Nevada and has properties it operates in Nevada, New Jersey, Colorado, Florida and Hawaii. In connection with the transaction with Mego, the Company believes that it will be able to secure the funds necessary for its Senior Notes interest payments and will be able to acquire, refinance or otherwise restructure a significant portion of its Senior Notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of

CR Resorts Capital, S. de R.L. de C.V.,


We have audited the  accompanying  balance sheets of CR Resorts  Capital,  S. de
R.L. de C.V. (a Mexican corporation), translated into U.S. dollars, as of December 31, 2000 and 2001, and the related translated statements of operations and accumulated results and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the translated financial statements referred to above present fairly, in all material respects, the financial position of CR Resorts Capital,
S. de R.L. de C.V. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The  accompanying  financial  statements  have been  prepared  assuming  that CR
Resorts Capital, S. de R.L. de C.V. ("the Company") and Raintree Resorts International, Inc. ("Ultimate Parent") will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and the Ultimate Parent are, and will continue to be, highly leveraged, with substantial debt service requirements. The Company and the Ultimate Parent incur significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on their Senior Notes. A significant portion of the Ultimate Parent's assets are pledged against existing borrowings. The Company and the Ultimate Parent have shareholders' deficits, and have incurred losses since their inception. The Ultimate Parent has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make payments on previously incurred debt obligations. The absence of firm commitments for additional capital, extensions of revolving credit capacity and joint venture debt that matures in June 2002 raise substantial doubt about the ability of both the Company and the Ultimate Parent to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ARTHUR ANDERSEN



March 28, 2002
Mexico City, Mexico


                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)


                                                                                    December 31,
                                                                              ----------------------
                                                                                2000         2001
                                                                              ---------    ---------
Assets
    Cash ..................................................................   $      23    $      32
    Loans and related accrued interest receivable from affiliates .........     106,921      117,218
    Deferred loan costs, net of accumulated amortization of $3,397 and
       $4,506 at December 31, 2000 and 2001, respectively .................       4,372        3,263
    Other assets ..........................................................       2,060          622
                                                                              ---------    ---------
Total assets ..............................................................   $ 113,376    $ 121,135
                                                                              =========    =========

Liabilities and Shareholders' Deficit
Liabilities
    Accrued expenses ......................................................   $     457    $   1,099
    Notes payable to Raintree Resorts International, Inc. (Ultimate Parent)      16,642       20,332
      Loans and related accrued interest payable to affiliates ............       7,960       19,894
    Notes payable to bank .................................................       4,831           --
    Senior Notes due in 2004, bearing interest at 13%, net of unamortized original issue discount of $4,707 and $3,508 at
       December 31, 2000 and 2001, respectively ...........................      85,293       86,492
    Accrued interest ......................................................         963          963
                                                                              ---------    ---------
Total liabilities .........................................................     116,146      128,780

Shareholders' Deficit
    Capital stock .........................................................          --           --
    Accumulated results ...................................................      (2,770)      (7,645)
                                                                              ---------    ---------
Total shareholders' deficit ...............................................      (2,770)      (7,645)
                                                                              ---------    ---------
Total liabilities and shareholders' deficit ...............................   $ 113,376    $ 121,135
                                                                              =========    =========

              The accompanying notes are an integral part of these
                             financial statements.



                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                STATEMENTS OF OPERATIONS AND ACCUMULATED RESULTS
                         (In thousands of U.S. dollars)


                                                               For the Years Ended December 31,
                                                               ------------------ -- -----------
                                                                 1999        2000        2001
                                                               --------    --------    --------
Revenues
    Interest and related fees charged to affiliates ........   $ 15,166    $ 17,080    $ 15,739
Expenses
    Interest on bank loans and Senior Notes ................     14,679      15,512      16,049
    Interest on notes payable to the Ultimate Parent .......      1,151         553          --
      Interest on notes payable to affiliates ..............        626         735       1,872
    General and administrative, including $369, $311
      $342 of management fees charged by an affiliate for
      accounting and administrative services for the periods
      ended December 31, 1999, 2000 and 2001, respectively .        614         478         431
    Translation loss net ...................................         16          14         551
                                                               --------    --------    --------
       Total expenses ......................................     17,086      17,292      18,903
                                                               --------    --------    --------
Loss before asset and income taxes .........................     (1,920)       (212)     (3,164)
    Asset tax ..............................................         --          --      (1,711)
    Income taxes ...........................................        (63)        (49)         --
    Tax loss carryforwards .................................         63          49          --
                                                               --------    --------    --------
Net loss for the period ....................................     (1,920)       (212)     (4,875)

Accumulated results at beginning of period .................       (638)     (2,558)     (2,770)
                                                               --------    --------    --------
Accumulated results at end of period .......................   $ (2,558)   $ (2,770)   $ (7,645)
                                                               ========    ========    ========



              The accompanying notes are an integral part of these
                             financial statements.



                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                            STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)


                                                            For the Years Ended December 31,
                                                            --------------------------------

                                                              1999        2000        2001
                                                            --------    --------    --------
Operating activities
    Net loss for the period .............................   $ (1,920)   $   (212)   $ (4,875)
    Adjustments to reconcile net loss to net cash used in
       Operating activities:
       Amortization of loan costs and discount ..........      2,310       2,311       2,308
    Changes in operating assets and liabilities
       Other assets .....................................       (793)       (972)      1,438
       Accrued expenses and accrued interest ............       (779)        (93)        642
                                                            --------    --------    --------
Net cash provided by (used in) operating activities .....     (1,182)      1,034        (487)

Financing activities
    Receivable from and payables to affiliates ..........     (9,742)      5,532       1,637
    Due to Ultimate Parent ..............................      4,162      (4,636)      3,690
    Repayment of bank loans .............................         --      (1,919)     (4,831)
    Proceeds from bank loan .............................      6,750          --          --
                                                            --------    --------    --------
Net cash provided by (used in) financing activities .....      1,170      (1,023)        496
                                                            --------    --------    --------

Increase (decrease) in cash .............................        (12)         11           9
Cash at beginning of period .............................         24          12          23
                                                            --------    --------    --------
Cash at end of period ...................................   $     12    $     23    $     32
                                                            ========    ========    ========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest.............   $ 12,369    $ 13,973    $ 11,245
    Cash paid during the period for asset tax............         --          --       1,025


              The accompanying notes are an integral part of these
                             financial statements.


                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001




1.       ORGANIZATION AND FINANCIAL ACTIVITY


     CR Resorts Capital, S. de R.L. de C.V. ("Capital" or "Company"), which is 100% owned by Canarias Future SRL, a wholly-owned subsidiary of Raintree Resorts International, Inc. (formerly "Club Regina Resorts, Inc.") (the "Ultimate Parent"), was formed in August 1997 for purposes of financing the Ultimate Parent's Mexican operations.

     The Company has no employees, therefore, all administrative services are provided by an affiliated company.

     At December 31, 2001, the Company and the Ultimate Parent are, and will continue to be, highly leveraged, with substantial debt service requirements. The Company and the Ultimate Parent incur significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on their Senior Notes. A significant portion of the Ultimate Parent's assets are pledged against existing borrowings. The Company and the Ultimate Parent have shareholders' deficits and have incurred losses since their inception. The Ultimate Parent has a revolving credit facility of $22 million whose revolving credit period expires April 30, 2002 and a construction and receivable loan of $21.3 million related to a joint venture that the Ultimate Parent has guaranteed that matures in June 2002. To achieve profitable operations, the Ultimate Parent is dependent on a number of factors, including its ability to increase its
Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Ultimate Parent has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Ultimate Parent expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Ultimate Parent also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Ultimate Parent not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce through acquisition or restructuring its Senior Notes, there is no assurance that the Ultimate Parent would be able to meet all of its working capital and short-term debt service obligations. The Company and the Ultimate Parent's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of their current credit agreements and obtaining new credit capacity. The Ultimate Parent recently announced that it signed a letter of intent in which the Ultimate Parent would be acquired by Mego Financial Corp. ("Mego"), subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies. In connection therewith, Mego would provide the Ultimate Parent interim financing to enable it to meet its $6.1 million semi-annual interest payment  as of June 1,  2002,  and  assist  the  Ultimate  Parent in  working on restructuring  a portion  of the  Senior  Notes  that  would  reduce  the amount required for future interest payments. The Ultimate Parent and Mego are negotiating in earnest and working to satisfy the conditions necessary to complete this merger, and although the Ultimate Parent believes that it and Mego will be successful, there can be no assurance at this time it will be achieved. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Ultimate Parent's overall borrowing limits. The Ultimate Parent is currently evaluating several alternatives for meeting  this  additional  working  capital  need  and  is  in  discussions  and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in firm commitments that will satisfy the Company and the Ultimate Parent's working capital needs through 2002. In order to meet obligations in the long-term, the Company and the Ultimate Parent will need to achieve positive net income by reducing its high leverage position, expand and extend current receivables hypothecation facilities and execute a capital restructuring. The Company and the Ultimate Parent are pursuing several opportunities that may facilitate a capital restructuring, including the transactions contemplated by the intended merger with Mego. The Company and the Ultimate Parent believe they will successfully complete one or more of these opportunities to obtain financing to meet their obligations and effect a capital transaction that will reduce their high level of indebtedness. Moreover, the Ultimate Parent has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service their high leverage. However, should the Company and the Ultimate Parent not close one or more of these opportunities or one or more that may arise in the future, the Company and the Ultimate Parent's operations could be materially adversely affected. The inherent uncertainty of the transactions the Company and the Ultimate Parent are currently pursuing, including the transaction with Mego, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company and the Ultimate Parent and the current absence of firm commitments for additional capital or extensions of revolving credit lines or joint venture debt that matures in June 2002, raise substantial doubt about the ability of both the Company and the Ultimate Parent to continue as a going concern.

     On December 5, 1997, Capital and its Ultimate Parent ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004 ("Senior Notes") and Capital recorded $90 million of such debt along with the related deferred loan costs of $6,766,000. Additionally, Capital recorded loans receivables from intercompany affiliates. The Ultimate Parent also issued warrants to the noteholders to purchase 1,869,962 common shares. These warrants were estimated to have a value of $4.99 per warrant or $9,331,000 in total. This amount was recorded as an increase in shareholders' investment by the Ultimate Parent and as original issue discount and account payable to the Ultimate Parent in the amount of $8,398,000 on Capital's balance sheet. The original issue discount is being amortized to interest expense over the warrant exercise period of 84 months and was $1,200,000, for each of the three years in the period ended December 31, 2001. Substantially all of the net proceeds of the Senior Notes offering were used to repay the outstanding loans and related accrued interest payable by Capital to its lender bank.

     At December 31, 2000 and 2001, $5.5 million of Senior Notes were held by an affiliate.

     The Senior Notes are payable in United States ("U.S.") dollars and bear interest at 13% with interest payable semiannually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers. Any payments (interest or principal) made to the noteholders will be made free and clear of any withholding for any present or future taxes, duties, levies, assessments or other governmental charges of any nature imposed by Mexico or any subdivision of Mexico or by any related authority or agency having power to tax, unless such taxes are required by law, rule or regulation to be withheld or deducted, in which case, subject to certain exceptions, the Issuers will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by noteholders of the Senior Notes (including Additional Amounts) after such withholding or deduction will not be less than the amount that would have been received in the absence of such withholding or deduction.

     The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interest (as defined) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell equity interests of the Ultimate Parent's subsidiaries, or enter into certain mergers and consolidations. Additional indebtedness includes the ability of the Issuers to borrow against up to 90% of its Vacation Interval receivables. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidating damages, if any, to the date of purchase, with the proceeds of certain asset sales (as defined).



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Translation to U.S. Dollars

     All amounts are recorded in the Company's accounting records in Mexican pesos. Since all significant transactions are denominated in U.S. dollars, the functional currency of the Company's operations is the U.S. dollar.

Therefore, the Mexican peso financial statements were remeasured into U.S. dollars by applying the following procedures:

     a) Quoted year-end rates of exchange are used to remeasure monetary assets and liabilities.

     b) All other assets and shareholders' deficit accounts are remeasured at the rates of exchange in effect at the time the items were originally recorded.

     c) Revenues and expenses are remeasured at the average rates of exchange in effect during the period.

     d) Foreign exchange gains and losses recorded in Mexican pesos as a result of fluctuations in the rate of exchange between the Mexican peso and U.S. dollar are eliminated.

     e) Translation gains and losses arising from the remeasurement are included in the determination of net loss for the period in which such gains and losses arise.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and use certain assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Loan Costs

     The costs incurred in connection with the issuance of the Senior Notes due in 2004 have been deferred in the balance sheets and are being amortized using the effective interest rate method over the seven-year term of the notes. Amortization expense for the periods ended December 31, 1999, 2000 and 2001 totaled $1,110,000, $1,111,000 and $1,109,000, respectively, and is included in interest expense.

Income Taxes

     Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance has been recognized to completely offset the estimated deferred tax assets related to net operating loss carryovers. The provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

     There are no significant temporary differences between the book and tax bases of assets and liabilities. Due to the uncertainty of their realization, the Company has not recorded the deferred income tax asset for the potential future tax saving related to tax loss carryforwards amounts indicated in Note 5.


Financial Instruments

     The fair value of the Senior Notes cannot be determined since they are not traded on a formal exchange market and are volatile due to being speculative in nature.

Transactions in Foreign Currency

     Foreign currency transactions are recorded at the exchange rate as of the date of the transaction. At December 31, 2000 and 2001, the Company adjusted its foreign currency denominated assets and liabilities to the exchange rate of
9.6000 and 9.1423 Mexican pesos per U.S. dollar, respectively.


Revenue Recognition

     Interest and fees charged to affiliates are recorded as they accrue.



3.       RELATED-PARTY TRANSACTIONS AND BALANCES

Loans Receivable from Affiliates

     Loans receivable from affiliates are payable in U.S. dollars upon demand and bear interest at 15.4%. Receivable balances at December 31 are (in thousands):

                                                                2000       2001
                                                              --------   --------
Top Acquisition Sub, S. de R.L. de C.V ....................   $ 37,649   $ 41,701
CR Resorts Puerto Vallarta, S. de R.L. de C.V .............     42,783     46,271
Desarrollos Turisticos Regina, S. de R.L. de C.V ..........      3,670      3,669
CR Resorts Cancun, S. de R.L. de C.V ......................      8,339      8,781
CR Resorts Los Cabos, S. de R.L. de C.V ...................     12,157     14,608
Servicios Turisticos Integrales Cobamex, S. de R.L. de C.V       2,210      1,739
CR Resorts Los Cabos Timeshare Trust, S. de R.L. de C.V ...         91         91
CR Resorts Holding, S. de R.L: de C.V .....................         22         31
Club Regina, S. A. de C.V .................................         --        327
                                                              --------   --------

                                                              $106,921   $117,218
                                                              ========   ========


     Loans receivable from affiliates and the related interest income are eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

Notes Payable to Ultimate Parent and to Affiliates

     At December 31, 2000 Capital had $8.15 million of notes payable and accrued interest to the Ultimate Parent, of which $4.2 million bore interest at 15.29%. As of December 31, 2001 all amounts between Capital and the Ultimate Parent are non-interest bearing. Notes payable to affiliates as of December 31, 2001 bears interest at 15.4%.

     Notes payable to Ultimate Parent and the related interest expense are all payable in U.S. dollars and have been eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

                                                                  2000      2001
                                                                 -------   -------
Corporacion Mexitur, S. de R.L. de C.V .......................   $   177   $ 5,911
Club Regina, S.A. de C.V .....................................       177        --
CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V      7,606     8,491
Regina Resorts, LLC ..........................................        --     5,492
                                                                 -------   -------
                                                                 $ 7,960   $19,894
                                                                 =======   =======

4.       NOTES PAYABLE TO BANK

     The Company entered into a $7 million equivalent Units of Investment (UDI) based loan agreement with Bancomer, which was collateralized by UDI denominated notes receivable and certain undeveloped land held by the Company's affiliates and was restricted to the timely payment of interest to holders of the Company's Senior Notes. The loan agreement extended credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2001. The loan bore simple interest at an annual rate of 12%.

     On December 15, 2000, the Company entered into an agreement to modify the original loan agreement with Bancomer. Under this agreement, the bank made a $2 million equivalent UDI based loan. The loan required the Company to pledge additional collateral including UDI denominated notes receivables and $1 million in a cash trust deposit. The loan was repaid in January 2001.


5.    TAX ENVIRONMENT

Income and Asset Tax Regulations

     The Company is subject to income taxes (ISR) and asset taxes (IMPAC). ISR is computed taking into consideration the taxable and deductible effects of inflation, such as amortization calculated on restated asset values which permit the deduction of current costs, and taxable income is increased or reduced by the effects of inflation on certain monetary assets and liabilities through the inflationary component.

     Until 2001 the income tax rate was 35%, with the option to pay this tax each year at a rate of 30%, with the remainder payable upon distribution of earnings. As of 2002, the option to defer a portion of the income tax payment until dividends were distributed is eliminated. The income tax rates will be 35% in 2002, 34% in 2003, 33% in 2004 and 32% beginning in 2005.

     The main differences that affect taxable income are the recognition of inflation effects for tax purposes through the inflationary component and nondeductible expenses.

     IMPAC is computed at an annual rate of 1.8% of the average of the majority of restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds the ISR of the period. Any required payment of IMPAC is recoverable against any excess of ISR over IMPAC of the preceding three and following 10 years.

     CR Resorts Capital, S. de R.L. de C.V. has filed a writ of injuction (Amparo) petition against the payment of asset taxes, which are substantially increased due to the fact that regulations currently in effect do not permit the deduction of liabilities with the financial system and foreign companies from the restated asset values in determing the amount of taxes payable. Even though management believes that the Amparo will have a favorable outcome, a reserve for the total amount of $785,044 has been recorded as of December 31, 2001.

Tax Loss Carryforwards

     At December 31, 2001, the Company has tax loss carryforwards for income tax purposes in the restated amount of $78,203 expiring in 2007 which will be indexed for inflation through the year applied.


 6.   SHAREHOLDERS' DEFICIT

     At December 31, 2000 and 2001, capital stock consisted of two shares fully subscribed and paid, representing the fixed portion in the amount of 3,000 Mexican pesos, which is not subject to withdrawal. The variable portion is unlimited.

     As of 2002, the withholding tax on dividends is eliminated. In addition, if earnings for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, the Company must keep a record of earnings subject to each tax rate.

     The annual net income of the Company (in Mexican pesos) is subject to the legal requirement that 5% thereof be transferred to a legal reserve until the reserve equals 20% of capital stock. This reserve would amount to 600 Mexican pesos and may not be distributed to the shareholders during the existence of the Company, except in the form of a stock dividend.



7.   PROPOSED ACQUISITION OF THE COMPANY

     The Ultimate Parent signed a letter of intent on March 21, 2002, to be acquired by Mego. The transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval by both companies, is expected to be completed by May 31, 2002. Under the terms of the proposed agreement, Raintree will become a wholly owned subsidiary of Mego. Mego is a developer and operator of vacation ownership resorts, developed and undeveloped real estate properties, and a provider of consumer financing to purchasers of leisure ownership interests and land parcels. Mego is headquartered in Las Vegas, Nevada and has properties it operates in Nevada, New Jersey, Colorado, Florida and Hawaii. In connection with the transaction with Mego, the Ultimate Parent believes that it will be able to secure the funds necessary for its Senior Notes interest payments and will be able to acquire, refinance or otherwise restructure a significant portion of its Senior Notes.

8. Reclassification of prior year financial statements:

     Certain   reclassifications  have  been  made  to  prior  year's  financial statements to be consistent with the current year's presentation.