Form 10-Q
period 2002-03-31
CR RESORTS CAPITAL S DE R L DE C V; RAINTREE RESORTS INTERNATIONAL INC
filed 2002-05-14
CIK 1058736, 1058737

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

                For the quarterly period ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of March 31, 2002, the Registrant had 12,039,807 shares of Common Stock outstanding and Warrants to purchase 3,096,455 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                            Page
PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 2001 and March 31, 2002 (Unaudited) ...............................................  3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three Months ended March 31, 2001 and 2002 (Unaudited) .................................  4
         Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 2001 and 2002 (Unaudited)..................................  5
         Notes to Consolidated Financial Statements (Unaudited) ..............................................  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................ 13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................... 19

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS................................................................................ 19
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................ 19
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................. 19
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 19
     ITEM 5. OTHER INFORMATION ............................................................................... 19
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................. 19

SIGNATURES.................................................................................................... 20


                          PART I. FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                   (Unaudited)
                                                                                    December 31,     March 31,
                                                                                       2001           2002
                                                                                    ------------   -----------
Assets
    Cash and cash equivalents ....................................................   $   5,527      $   4,040
    Vacation Interval receivables and other trade receivables, net ...............      82,410         84,971
    Inventories ..................................................................       1,048          1,047
    Refundable Mexican taxes .....................................................         264            297
    Facilities, office furniture and equipment, net ..............................       4,361          4,081
    Land held for vacation ownership development .................................      12,695         12,696
    Property held for sale .......................................................          96             96
    Equity investments ...........................................................       2,406          2,529
    Cost of unsold vacation ownership intervals and related club memberships .....       8,534         12,949
    Deferred loan costs, net .....................................................       6,443          6,308
    Exclusivity agreement and other intangibles ..................................       2,409          2,226
    Prepaid and other assets .....................................................       1,843          4,076
                                                                                     ---------      ---------
Total assets .....................................................................   $ 128,036      $ 135,316
                                                                                     =========      =========

Liabilities and Shareholders' Deficit

Liabilities
    Accounts payable .............................................................   $   8,286      $   7,999
      Accrued  interest payable ..................................................       2,199          4,589
      Refurbishment reserve ......................................................       3,719          3,969
      Inventory acquisition liabilities ..........................................       7,222         11,906
      Other accrued liabilities ..................................................       6,287          6,472
    Notes payable ................................................................      49,891         49,189
    Senior Notes, due 2004, net of authorized original issue discount of $3,691
      and $3,375 at December 31, 2001 and March 31, 2002, ........................      90,809         91,125
    Taxes payable ................................................................       4,681          4,790
    Unearned service fees ........................................................       5,140          9,867
                                                                                     ---------      ---------
Total liabilities ................................................................     178,234        189,906

Commitments and Contingencies

Redeemable Preferred Stock
    Redeemable Preferred stock; Par value $.001; 50,000 shares authorized and outstanding at December 31, 2001 and March 31, 2002, respectively
      and aggregate liquidation  preference of $6,339 at March 31, 2002 ..........       6,159          6,294

Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 12,039,807 shares
      issued and outstanding at December 31, 2001 and March 31, 2002 .............          12             12
    Additional paid-in capital ...................................................         994            859
    Warrants to purchase 3,096,455 shares of common stock
      at December 31, 2001 and March 31, 2002 ....................................       9,335          9,335
    Accumulated deficit ..........................................................     (66,486)       (70,873)
    Cumulative translation adjustment ............................................        (212)          (217)
                                                                                     ---------      ---------
Total shareholders' deficit ......................................................     (56,357)       (60,884)
                                                                                     ---------      ---------
Total liabilities and shareholders' deficit ......................................   $ 128,036      $ 135,316
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

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                     2001                2002
                                                                               -----------------   -----------------
 Statement of Operations
 Revenues
    Vacation Interval sales ............................................             $  20,767       $  18,375
    Rental and service fee income ......................................                 3,590           5,034
    Interest income on Vacation Interval receivables....................                 1,956           2,176
    Other income .......................................................                   891             524
                                                                                     ---------       ---------
      Total revenues ...................................................                27,204          26,109
 Costs and Operating Expenses
    Cost of Vacation Interval sales.....................................                 4,979           6,327
    Provision for doubtful accounts ....................................                 1,490           1,586
    Advertising, sales and marketing ...................................                 9,589           8,084
    Maintenance and energy .............................................                 4,136           5,031
    General and administrative .........................................                 2,672           3,422
    Depreciation .......................................................                   388             415
                                                                                     ---------       ---------
      Total costs and operating expenses ...............................                23,254          24,865
                                                                                     ---------       ---------
 Operating income.......................................................                 3,950           1,244
    Interest expense, net ..............................................                 5,132           5,378
    Equity in earnings on equity investments............................                  (495)           (124)
    Foreign currency exchange(gains)/ losses, net.......................                   239            (202)
                                                                                     ---------       ---------
 Net loss before taxes .................................................                  (926)         (3,808)
    Foreign income and asset taxes......................................                   297             579
                                                                                     ---------       ---------
 Net loss before preferred accretion ...................................                (1,223)         (4,387)
    Preferred stock accretion ..........................................                   132             135
                                                                                     ---------       ---------
 Net loss available to common shareholders .............................             $  (1,355)      $  (4,522)
                                                                                     =========       =========

 Net loss per share
     (Basic and Diluted)................................................             $   (0.09)      $   (0.31)

 Weighted average number of common shares
     (Basic and Diluted)................................................                14,636           14,636

 Comprehensive Loss
 Net loss before preferred stock accretion .............................             $  (1,223)      $  (4,387)
 Other comprehensive income:
    Foreign currency translation adjustment ............................                  (153)             (5)
                                                                                     ---------       ---------
 Comprehensive loss ....................................................             $  (1,376)      $  (4,392)
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

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     (Unaudited)
                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------------------------
                                                                                               2001                2002
                                                                                         -----------------    ----------------
  Operating activities
  Net loss ..........................................................................        $ (1,223)            $ (4,387)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization ..............................................             704                  730
         Amortization of deferred loan costs ........................................             409                  596
         Gain on sale of property ...................................................            (295)                  --
         Provision for doubtful accounts ............................................           1,490                1,586
         Equity in earnings on equity investments ...................................            (495)                (123)
        Changes in other operating assets and liabilities:
         Vacation Interval receivables and other trade receivables ..................          (6,581)              (4,153)
         Cost of unsold vacation ownership intervals and related club memberships ...           3,595               (4,236)
         Prepaid and other assets ...................................................            (634)              (2,233)
         Accounts payable and accrued liabilities ...................................           1,950                8,210
         Taxes payable/refundable ...................................................           5,463                   76
         Unearned services fees......................................................           4,704                4,727
                                                                                             --------             --------
  Net cash provided by operating activities .........................................           9,087                  793

  Investing activities
     Purchase of land and other assets held for vacation ownership development ......            (201)                  (1)
     Additions to facilities, office furniture and equipment ........................            (399)                (135)
     Proceeds from sale of property .................................................             573                   --
                                                                                             --------             --------
  Net cash used in investing activities .............................................             (27)                (136)

  Financing activities
     Additional bank and other loans, net of related expenses........................           9,420                4,408
     Repayment of bank loans.........................................................         (15,473)              (6,549)
     Capital contributions...........................................................              13                   --
                                                                                             --------             --------
  Net cash used in financing activities .............................................          (6,040)              (2,141)

  Increase (decrease) in cash and cash equivalents ..................................           3,020               (1,484)
  Effect of exchange rate changes on cash ...........................................            (131)                  (3)
  Cash and cash equivalents, at beginning of the period .............................           3,373                5,527
                                                                                             --------             --------
  Cash and cash equivalents, at end of the period ...................................        $  6,262             $  4,040
                                                                                             ========             ========

  Supplemental disclosures of cash flow information
     Cash paid during the period for interest .......................................        $  1,291             $  1,825
     Cash received during the period for income and asset taxes .....................            (167)                (320)

  Non-cash financing activities
     Accretion on preferred stock ...................................................             132                  135

              The accompanying notes are an integral part of these
                             financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2002


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

Liquidity

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In connection with the Company's August 1997 purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At March 31, 2002, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit and has incurred losses since its inception. The Company has a revolving credit facility of $22.4 million whose revolving credit period expires May 31, 2002 (see Note 4) and a construction and receivables loan of $20.3 million related to its Teton Club joint venture that matures on June 29, 2002. As discussed in Note 8, the joint venture is currently not in compliance with certain financial covenants as of March 31, 2002. The Company is a co-maker of 25% of this loan. If this noncompliance is not cured, the loan could become immediately due and payable. The Company is in discussion with another lender to replace this joint venture loan. If the loan is not replaced with another loan or the covenant is not cured or waived, the loan could be declared due and payable, which could cause acceleration of the Company's other indebtedness.


     To achieve profitable operations, the Company is dependent on a number of factors, including its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce, through acquisition or restructuring, its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations. The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in firm commitments that will satisfy the Company's working capital needs through 2002. In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring.

     The Company recently signed a letter of intent with Mego Financial Corp. d/b/a Leisure Industries Corporation ("Leisure") pursuant to which, through a series of transactions, the Company would ultimately become a subsidiary of Leisure. The first part of the transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies is anticipated to be completed by June 2002. In connection therewith, Leisure would provide the Company interim financing to enable it to meet its $6.1 million semi-annual interest payment as of June 1, 2002, and assist the Company in working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The Company and Leisure are negotiating in earnest and working to satisfy the conditions necessary to complete the transactions, and although the Company believes that it and Leisure will be successful in satisfying the conditions and achieving the contemplated results, there can be no assurance at this time it will be achieved.

     The Company has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage. However, should the Company not close the transaction with Leisure or other opportunities it is pursuing or one or more that may arise in the future, the Company's operation could be materially adversely affected. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Leisure, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company, the current absence of firm commitments for additional capital or extensions of revolving credit lines or joint venture debt that matures in June 2002, including the current noncompliance with certain financial covenants related to this joint venture debt and the possible acceleration of this and other debt, raise substantial doubt about the ability of the Company to continue as a going concern.

Basis of Presentation

     The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K Annual Report for the year ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three-month period ended March 31, 2001 and 2002.

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

The following presents the foreign currency exchange gains and loss for the year 2000, 2001 and 2002 by quarter (in thousands):

     Foreign Currency Exchange Gain/(Loss)      2000       2001        2002
     -------------------------------------    --------   ---------    -------

     First Quarter ..............             $   778    $  (239)     $  202
     Second Quarter..............              (1,774)     1,879
     Third Quarter ..............                 755       (703)
     Fourth Quarter ............                 (884)       442
                                             --------    -------
                                             $ (1,125)   $ 1,379
                                             ========    =======

     The following table presents the Mexican peso exchange rates as of the end of each quarter from March 31, 2000 through March 31, 2002:


                                          Pesos = 1.00 US Dollar
                                        ---------------------------
                                         2000        2001      2002
                                         ----       -----      -----
   March 31 .........................    9.233      9.520      9.024
   June 30 ..........................    9.954      9.085
   September 30 .....................    9.429      9.554
   December 31.......................    9.600      9.142


     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.4 million in restricted funds at March 31, 2002.

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

     Interest   related  to   developmental   properties  of  $0.2  million  was
capitalized   during  the  three   months   ended  March  31,   2001.   Interest
capitalization for developmental property was discontinued in October, 2001.

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

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. At March 31, 2002, the Company had outstanding 2,596,455 warrants to purchase shares of common stock at a conversion price of $.01 per share. Since the common shares issuable under these warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic earnings per share as of the date they were issued.

     At March 31, 2002, the Company had outstanding 251,000 stock options with a weighted-average exercise price of $1.01 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with a $6.3 million of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock are not included in diluted EPS as the exercise prices exceed the estimated fair value of common stock.

Stock Option Plan

     In conjunction with the 2001 canceling of the employee options, the Company agreed to issue approximately 1.9 million options that do not begin vesting until May 1, 2002, at which time the exercise price will be determined as the greater of $1.00 or the amount to be determined by the Board of Directors, which is not less than the fair value of the option. These options are not included in the computation of earnings per share.


NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                         December 31,     March 31,
                                            2001            2002
                                         ----------      ---------

Vacation Interval receivables .........   $ 84,127        $ 83,792
Other trade receivables ...............      8,209          12,115
Less - allowances for doubtful accounts     (9,926)        (10,936)
                                          --------        --------
       Total ..........................   $ 82,410        $ 84,971
                                          ========        ========

     Allowances for uncollectible accounts increased by $1.6 million for additional estimated reserves, and decreased by $0.6 million for receivable write-offs, net of recoveries during the first three months of 2002.

     The Company estimates that at December 31, 2001 and at March 31, 2002, approximately 50% and 52%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 34% for both periods, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 10% and 8%, respectively, of Vacation Interval receivables were denominated in Mexican pesos, and 6% for both periods of Vacation Interval receivables were denominated in Canadian dollars.


NOTE 4.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                      December 31,     March 31,
                                                         2001            2002
                                                      -----------     ----------
Credit Agreement Notes and Loans ....................   $40,650         $39,537
Mortgages Payable ...................................     4,495           4,665
Cabos West Notes Payable ............................     2,350           3,333
Notes Payable to Financial Institution and Other Debt     2,396           1,654
                                                        -------         -------

                                                        $49,891         $49,189
                                                        =======         =======


Credit Agreement Notes and Loans - The November 1998 amended credit agreement with FINOVA Capital Corporation (FINOVA) includes a receivables based credit facility of $20.0 million and a $16.5 million inventory based credit facility. The receivables line of credit advance period ended November 2001. FINOVA lent 90% on pledged notes receivable denominated in United States dollars and held by United States, Canadian and Mexican residents (Mexican obligors limited to 15% of total receivables pledged). These notes were assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at Citibank prime plus 175 basis points, which was 6.75% and 6.5% per annum at December 31, 2001 and March 31, 2002, respectively. Effective April 1, 2002, the outstanding receivables loan will bear interest at Citibank prime plus 200 basis points, with the total interest rate not to fall below 7.5% per annum. The inventory loan was repaid in full in March 2001. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. As of December 31, 2001 and March 31, 2002, the outstanding balance of the receivables line of credit was $11.4 million and $10.0 million, respectively. Also, the agreement requires the Company to maintain certain minimum financial ratios, which the Company was in compliance with at March 31, 2002.

     In November 1999, the Company entered into a notes receivable loan facility with Textron Financial Corporation (Textron) that has a borrowing limit of $22.4 million, as amended. The revolving credit period, including extensions, expires on May 31, 2002. Certain of the Company's eligible notes receivable, as defined in the agreement, collateralize the loan, and the loan has three borrowing components. The first borrowing component has a $13.0 million borrowing limit and is collateralized by up to 60% by number of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. The amount of UDI denominated receivable pledged is further limited to supporting $3.0 million of the outstanding loan principal balance. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican peso and UDI denominated notes receivable, respectively. The second borrowing component has a $5.0 million borrowing limit and is collateralized by up to 60% by number of notes receivables denominated in Mexican pesos and the remainder in U.S. dollars. Textron will lend up to 80% on these pledged notes. The third borrowing component has a $4.4 million borrowing limit relating to sales of Kona Reef inventory and is collateralized by up to 60% by number of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican peso and UDI denominated notes receivable, respectively. These notes are assigned to the lender and as payments are received they are applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development. Additionally, the entire outstanding loan balance is to be paid in full on or before December 31, 2005. The outstanding loans bear interest at a fluctuating base rate based on the Chase Manhattan Bank prime rate plus 200 basis points for the $13.0 million and the $4.4 million and 275 basis points for the $5.0 million components, respectively, that is adjusted on the first day of each month with the interest due monthly. As of December 31, 2001 and March 31, 2002, the outstanding balance under the $13.0 million portion of the loan facility was $11.7 million and $10.4 million, with an interest rate on the outstanding balance of 7.0% and 6.75%, respectively. Draws on the $5.0 million portion of the loan facility began in 2001, with an outstanding loan balance of $4.5 million and $4.0 million as of December 31, 2001 and March 31, 2002, respectively and an interest rate of 7.75 % and 7.5%, respectively. Draws under the $4.4 million portion of loan facility began in October 2001, with an outstanding loan balance of $1.9 million and $2.9 million and an interest rate of 7.0% and 6.75% at December 31, 2001 and March 31, 2002, respectively.

     Additionally, the Company has available $20.0 million of notes receivable based facility capacity in conjunction with the Cimarron Project Development, Management and Sales Agreement. The lending period expires in November 2003. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement. Textron will lend on eligible notes receivable, as defined in the agreement, up to 70% of the outstanding principal balance of all notes receivable executed by Mexican residents with no less than 30% of the outstanding principal balance of notes receivable executed by United States or Canadian residents. Additionally, Textron will lend 90%, 85%, 80% and 50% on pledged U.S. dollar denominated notes receivable executed by a United States or Canadian resident, U.S. dollar denominated notes receivable executed by a Mexican resident, Mexican peso denominated notes receivable executed by a Mexican resident, and UDI denominated notes receivable held by a Mexican resident, respectively. The facility matures November 1, 2004. The outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate plus 225 basis points which at December 31, 2001 and March 31, 2002 was 7.25% and 7.0%, respectively, with a loan balance of $2.2 million and $3.7 million, respectively. The credit facility further provides that Raintree will be obligated to pay Textron aggregate principal reductions on the developer loan held by Royal Mirage Partners, L.P. ("RMP"), the developer of the Cimarron property, totaling $6.0 million by June 1, 2002 and $12.0 million by November 1, 2002. RMP's repayments to Textron are dependent on Raintree's sales pace of the Cimarron inventory. The aggregate payments on RMP's loan were $2.1 million and $3.8 million through December 31, 2001 and March 31, 2002, respectively and sales of Cimarron inventory made by Raintree through December 31, 2001, when ultimately credited to Textron will cover the balance due in June 2002.

     In November 2001, the Company entered into a $10 million receivables based loan agreement through its wholly-owned subsidiary, Regina Resorts, LLC ("RRLLC") with Resort Condominiums International, LLC ("RCI"). RRLLC assets will be available first and foremost to satisfy the claims of its creditors. The revolving term of the loan expires in November 2004, and the loan matures 60 months from the date of the last advance. However, the receivables loan will be a non-revolving facility until such time as the Company has closed, on terms and conditions satisfactory to RCI, a transaction pursuant to which specific terms of repayment for certain of the

Senior Notes issued by the Company have been modified. RCI will lend 60% on pledged Mexican peso and UDI denominated notes receivable and 83% on U.S. dollar denominated notes receivable. The loans bear interest at 5% per annum above the LIBOR rate, but not less than 7.5% per annum. The LIBOR rate is based on a specific rate, as defined in the agreement, reported in the Telerate Matrix. As of December 31, 2001 and March 31, 2002, the outstanding balance was $8.9 million and $8.7 million, respectively, with an interest rate on the outstanding balance of 7.5% for both periods. Also, the agreement requires the Company to maintain certain minimum financial ratios, which the Company was in compliance with at March 31, 2002.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at 6.5% to 15.25% during 2001, and 8.25% to 15.25% during the first three months of 2002, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both periods. The average interest rates paid were 11.9% and 10.2% during 2001 and the first three months of 2002, respectively.

Cabos West Notes Payable - In September 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. Effective January 1, 2002, the Company entered into new notes that include previously accrued and unpaid interest. The notes bears interest at approximately 17.25% and are due on demand.

Notes Payable to Financial Institutions and Other Debt- In April 2000, the Company entered into a note payable to North Shore Credit Union, in connection with the purchases of inventory in Canada. The note bears an interest rate of prime plus 2.5%, which totaled 6.25% with an outstanding loan balance of $0.1 million at December 31, 2001 which was paid in full during January 2002. Additionally, in October 2001 a loan was received in the amount of $2.3 million that is collateralized by Vacation Interval receivables held in Mexico and had a December 31, 2001 effective interest rate of 18.4%. At March 31, 2002, the loan balance was $1.7 million and had an effective interest rate of 18.4%.


NOTE 5.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has only one line of business which develops, markets and operates luxury and upscale vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations also include the operations of a joint venture accounted for using the equity method of accounting. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the sale of the vacation ownership interest.

         The following table presents segment information (in thousands):



                                                                                        Corporate
                                           Mexico         Canada           U.S.        and Other        Total
                                         ----------   ------------    ------------   ------------    ------------
As of and for the three months ended
  March 31, 2002:
Revenues from external customers        $ 23,312         $  2,729       $     58      $     10       $ 26,109
Depreciation ...................             362               39             --            14            415
Operating income (loss) ........           1,861              141             58          (816)         1,244
Income tax expense (credit) ....             590              (11)            --            --            579
Total assets ...................         120,272           11,360            223         3,461        135,316
Capital expenditures ...........             119               15             --             2            136


                                                                                       Corporate
                                          Mexico         Canada           U.S.         and Other       Total
                                        -----------   ------------    ------------   ------------    -----------

As of and for the three months ended
  March 31, 2001:
Revenues from external customers        $ 24,884         $  2,277        $    37      $      6       $ 27,204
Depreciation ...................             331               42             --            15            388
Operating income (loss) ........           4,915             (392)            37          (610)         3,950
Income tax expense (credit) ....             573             (276)            --            --            297
Total assets ...................         113,248           13,153            165        10,764        137,330
Capital expenditures ...........             574               26             --            --            600

Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in Corporate and Other, after the operating loss, and had an equity gain of $0.5 million and $0.1 million for the three months ended March 31, 2001 and 2002, respectively.


NOTE 6.  REDEEMABLE PREFERRED STOCK

     The Series C Convertible Accreting Redeemable Preferred Stock ("Redeemable Preferred") accretes in value at an annual rate equaling 9% of the Redeemable Preferred's $100 per share Liquidation Preference and the increasing value is accrued and added to the Liquidation Preference. Also, the Company has the right to redeem the Redeemable Preferred in cash at the Liquidation Preference at any time, in whole or in part, but not later than March 3, 2005, at which time, if not redeemed, shall become convertible, valued at the Liquidation Preference, into shares of capital stock at the then market value of its capital stock. The Company has reserved for issuance upon such conversion 8,150,000 shares of its $0.001 par value Common Stock.

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


NOTE 8.  DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), is a joint venture between the Company and the owner and developer of the Teton Village area near Jackson Hole, Wyoming. The Teton Club received construction and receivable financing for this project from FINOVA Capital Corporation. The receivable financing is a hypothecation line-of-credit and is being used to repay the construction loan. The Company, as part of the financing arrangement, is directly obligated for 25% of the borrowings by the Teton Club from FINOVA to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for working capital deficits, including debt service. The construction and receivables loan matures June 2002. The Teton Club has received initial terms from FINOVA for an extension of the loan which would include an increase in the interest rate charged under the loan and a payment of a renewal fee. At March 31, 2002 the outstanding amounts due on the construction and accounts receivable portions of the FINOVA financing were $13.5 million and $6.8 million, respectively. At December 31, 2001 and March 31, 2002, the Teton Club was not in compliance with the FINOVA loan covenant related to minimum net income. Additionally, as of March 31, 2002, the Teton Club was not in compliance with the FINOVA loan covenant related to minimum sales. If such noncompliance is not cured, the notes could become immediately due and payable. The Company is in discussion with other parties to provide a replacement loan for the FINOVA financing (see Note
1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the financial statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Form 10-K Annual Report for the year ended December 31, 2001, filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.

COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2002.

Segment Results

     General. The Company has only one line of business which develops, markets and operates luxury and upscale vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshares under a club concept. Revenues are attributed to countries based on the location of the sale of the vacation ownership interest.

The following presents segment data in thousands:


                                                For the Three Months ended March 31,
                      ------------------------------------------------------------------------------------------
                                                        Operating                       Capital
                          Revenues          %             Income            %        Expenditures         %
                        -------------    ---------     -------------    ----------   --------------    ---------
2002 -
 Consolidated Entities
    Mexico               $  23,312          89.3%        $  1,861         149.6%       $    119           87.5%
    Canada                   2,729          10.5%             141          11.3%             15           11.0%
    United States               58           0.2%              58           4.7%             --            0.0%
    Corporate and other         10           0.0%            (816)        (65.6)%             2            1.5%
                         ---------         -----         --------         -----        --------          -----

       Total             $  26,109         100.0%        $  1,244         100.0%       $    136          100.0%
                         =========         =====         ========         =====         =======          =====

 Equity Venture
    United States        $   3,732          NA           $  1,026          NA          $     --           NA

 2001 -
 Consolidated Entities
    Mexico               $  24,884          91.5%        $  4,915         124.4%       $    574           95.7%
    Canada                   2,277           8.4%            (392)         (9.9)%            26            4.3%
    United States               37           0.1%              37           0.9%             --            0.0%
    Corporate and other          6           0.0%            (610)        (15.4)%            --            0.0%
                         ---------         -----         --------         -----        --------          -----


       Total             $  27,204         100.0%        $  3,950         100.0%       $    600          100.0%
                         =========         =====         ========         =====         =======          =====

 Equity Venture
    United States        $   8,203          NA           $  2,599          NA          $     --           NA



Consolidated Segment Discussions

     Mexico's Segment Results - Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001. Net sales decreased $1.6 million, or 6.3%, and operating income decreased $3.1 million or 62.1% for the three months ended March 31, 2002. The decrease in net sales resulted from an overall decrease of 455, or 38.2%, in the number of Vacation Interval weeks sold from 1,192 for the three months ended March 31, 2001 to 737 for the three months ended March 31, 2002. However, the average price increased $5,954, or 36.9%, from $16,118 for the three months ended March 31, 2001 to $22,072 for the three months ended March 31, 2002. Operating income decreased as a function of the decreased revenues, as well as the increase from inventory currently being sold from Cimarron, Kona, and Puerto Mio that are at a higher cost per week acquired than the Company's historical cost rate per week of inventory.

     Canada's Segment Results - Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001. Net sales increased $0.5 million, primarily as the number of weeks sold increased 25.6% and the average price increased 8%. Operating income increased $0.5 million in conjunction with increased revenues.


Equity Venture Segment Discussions

     Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001. Net sales decreased $4.5 million from $8.2 million for the three months ended March 31, 2001 to $3.7 million for the three months ended March 31, 2002. Approximately $2.0 million of the revenues for the three months ended March 31, 2001 pertained to reservation agreements from prior periods that were not closed until 2001 due to certain criteria not being met in order for the sale to be recognized. Additionally, the number of weeks sold decreased 45.7% from 127 weeks for the three months ended March 31, 2001, not including the 64 weeks from reservation agreements of prior periods, to 69 weeks for the three months ended March 31, 2002. Operating income decreased $1.6 million in conjunction with the decrease in revenues.

Consolidated Results

     Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

     Vacation Interval sales decreased by approximately $2.4 million, or 11.5%, from approximately $20.8 million for the three months ended March 31, 2001 to approximately $18.4 million for the three months ended March 31, 2002. Vacation Interval sales decreased as the number of weeks sold decreased by 425, or 32.5%, from 1,309 for the three months ended March 31, 2001 to 884 for the three months ended March 31, 2002. The decrease in weeks sold is in response to a decrease in tour flow resulting from weaker United States and Mexican economies going into the first quarter of 2002 compared to the prior year first quarter. Additionally, the average price increased $4,922 or 31.0% from $15,864 for the three months ended March 31, 2001 to $20,786 for the three months ended March 31, 2002. Contributing to the higher average price is the increase in upgrade sales and in availability of two-bedroom units which results in the Company receiving an overall higher average price on sales of its memberships and a reduction in sales discounts during the first quarter 2002.

     Rental and service fee income increased by $1.4 million, or 40.2% for the three months ended March 31, 2002 compared to the comparable prior year period. The increase results primarily from an increase of approximately 3,200 new members paying service fees during the first three months of 2002 compared to the prior year period. Additionally, rental income increased with the availability of rentals at Puerto Mio and Kona.

     Other income decreased approximately $0.4 million or 41.1%, from approximately $0.9 million for the three months ended March 31, 2001 to approximately $0.5 million for the three months ended March 31, 2002. Approximately $0.3 million of the decrease relates to gains from the sale of Company owned houses in 2001.

     Cost of vacation interval sales increased $1.3 million or 27.1% from $5.0 million for the three months ended March 31, 2001 to $6.3 million for the three months ended March 31, 2002. The increase is due to inventory currently being sold from Cimarron, Kona, Puerto Mio and Westin Whistler that are at a higher cost per week acquired than the Company's historical cost rate per week of inventory.

     Advertising, sales and marketing expense decreased approximately $1.5 million, or 15.7%, from approximately $9.6 million for the three months ended March 31, 2001, to approximately $8.1 million for three months ended March 31, 2002, primarily associated with the lower level of sales in Mexico. As a percent of Vacation Interval sales, advertising, sales and marketing decreased from approximately 46.2% for the three months ending March 31, 2001 to approximately 44.0% for the three months ended March 31, 2002.

     Maintenance and energy expenses increased approximately $0.9 million, or 21.6%, from approximately $4.1 million for the three months ended March 31, 2001, to approximately $5.0 million for the three months ended March 31, 2002. Contributing to the higher first quarter 2002 costs compared to the same period in the prior year were the costs associated with the addition of new inventory, the addition of 14 units previously leased to Westin Mexico, overall higher costs associated with the stronger Peso to the U.S. dollar and inflation in Mexico and a general increase in operating costs at certain locations. Also, costs increased as a result of costs associated with a higher membership base.

     Foreign currency exchange gain was approximately $0.2 million during the first three months of 2002 compared to a loss of approximately $0.2 million during the first three months of 2001. The decrease in the loss between periods occurred due to a stronger peso against the U.S. dollar during the three months of 2002 compared to the prior year period.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended March 31, 2002 strengthened when compared to the average monthly peso exchange rate for the three months ended March 31, 2001. The Company estimates that current period costs settled in Mexican pesos increased by approximately 5.3% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 4.7% since March 2001. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.

COMPARISONS OF MARCH 31, 2002 BALANCE SHEET AMOUNTS TO DECEMBER 31, 2001 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $2.6 million from approximately $82.4 million as of December 31, 2001 to approximately $85.0 million as of March 31, 2002. The increase in receivables is related to the increase in other trade receivables due to the maintenance fee billings that are typically invoiced at the beginning of each year.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) increased approximately $4.4 million from approximately $8.5 million as of December 31, 2001 to approximately $12.9 million as of March 31, 2002. The sale of units reduced unit inventory by approximately $6.3 million, which was offset by purchases by Whiski Jack in Canada of approximately $0.5 million, and Club Regina of approximately $8.5 million, with the remainder primarily from reinstatement of inventory from defaulting owners in Mexico.

     Prepaids, deposits and other assets increased approximately $2.3 million from approximately $1.8 million as of December 31, 2001 to approximately $4.1 million as of March 31, 2002. Approximately $1.2 million of this relates to the prepayment of maintenance fees associated with Kona and Polo that will be amortized through out the 2002 year. Additionally, approximately $0.3 million are deposits for units at Whiski Jack.

     Unearned service fees increased approximately $4.8 million from approximately $5.1 million as of December 31, 2001 to approximately $9.9 million as of March 31, 2002. This balance was higher because a majority of the related fees are typically invoiced at the beginning of each year and then earned throughout the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company  generates  cash  for  operations  primarily  from the sale of
Vacation Interval weeks, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Interval weeks, the Company generates cash from all-cash sales, cash down payments on financed sales and collection of principal and interest on Vacation Interval receivables from financed sales. The

Company also generates cash through loans secured by Vacation Interval receivables. At March 31, 2002, the Company had $83.8 million of Vacation Interval receivables of which approximately $53.0 million are currently pledged. At such date, approximately: (i) 52% of Vacation Interval receivables were U.S. dollar denominated, (ii) 34% of Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, (iii) 8% of Vacation Interval receivables were denominated in Mexican pesos and 6% of Vacation Interval receivables were Canadian dollar denominated.

     The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional vacation ownership properties, resorts and completed vacation ownership units, land upon which additional vacation ownership resorts may be built (which may require capital expenditures by the Company) and/or other operations in the vacation ownership industry. The Company is evaluating certain resort asset acquisition or development opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions or developments other than those discussed below. However, the Company is pursuing financing for development of the Los Cabos land. In addition, the Company is evaluating several strategic partnership opportunities, but it likewise has no firm agreements relating to any such potential strategic partnership opportunities.

     The Company has planned 2002 capital expenditures of approximately $2.4 million. These expenditures include the development of sales and marketing programs, MIS/IT, and other office improvements. The Company continuously evaluates our capital budget and make changes as economic conditions warrant. Additionally, the Company has 2002 planned expenditures for the purchase of Vacation Interval inventory in Palm Springs, California; Kona, Hawaii; Las
Vegas, Nevada; Puerto Mio, Mexico and at other proposed locations. The expenditures for purchases are incurred only as the inventory is required when the sale of the underlying timeshare is finalized pursuant to the agreement with the original owner/developer. In Whistler, the expenditures for purchases of inventory are incurred in the ordinary business operations of the Whiski Jack subsidiary through the purchase of individual condominium units which are resold as timeshare thereby limiting the working capital requirement consistent with historical business and financial practices. The total 2002 planned expenditures for inventory are $17.3 million.

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

     At March 31, 2002, the Company had available inventory of developed Vacation Interval weeks of 3,870 weeks for Club Regina in Mexico, which includes 2,483 weeks in Cimarron, Kona, Polo and Puerto Mio which the Company has the right to acquire, and units at the Westin Whistler Hotel held for sale by Club Regina, and 222 weeks for Whiski Jack in Canada. Based on historical sales levels and planned sales for 2002, the remaining inventory for Club Regina and Whiski Jack will provide approximately 13 months and 4 months, respectively, of inventory for sales in 2002. Also, at March 31, 2002, the Company had approximately 996 of remaining developed Vacation Interval weeks at Teton Club joint venture and anticipates it will sell this remaining inventory by the end of 2006. The Company plans to increase its Vacation Interval weeks inventory through development of additional properties and making acquisitions in the short term, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

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

     At March 31, 2002, the Company had future contractual obligations as follows (in millions):

                               Total       2002        2003      2004       2005      Thereafter
                             ----------  --------   ---------  ---------  --------   -----------
Long-term Debt ............   $143,689   $ 13,881   $ 13,422   $105,187   $  6,556     $  4,643
Operating Leases ..........      3,706        860        989        618        422          817
Unconditional Purchase
  Obligations * ...........     11,906     11,906         --         --         --           --
Other Long-Term Obligations        843        128        130         90         90          405
                              --------   --------   --------   --------   --------     --------

Total Contractual Cash
  Obligations .............   $160,144   $ 26,775   $ 14,541   $105,895   $  7,068     $  5,865
                              ========   ========   ========   ========   ========     ========

    * The unconditional purchase obligation represents amounts owed for Kona, Cimarron and Puerto Mio inventory purchase obligations at March 31, 2002.

     Borrowings can be made under the Cimarron credit facility with Textron provided that Raintree will be obligated to pay Textron, aggregate principal reductions on the developer loan held by Royal Mirage Partners, L.P., ("RMP") the developer of the Cimarron property, totaling $6.0 million by June 1, 2002 and $12.0 million by November 1, 2002. RMP's repayments to Textron are dependent on Raintree's sales pace of selling the Cimarron inventory. As of March 31, 2002, the development loan had an outstanding balance of $8.6 million. The aggregate payments on RMP's loan were $3.8 million through March 31, 2002 and sales of Cimarron inventory made by Raintree through March 31, 2002, when ultimately credited to Textron will cover the balance due in June 2002.

     As part of The Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the construction loan and receivables loan not repaid by The Teton Club, and is also responsible for any working capital deficits, including debt service, at The Teton Club. The construction and receivables loan matures in June 2002 and will require refinancing. The Teton Club has received initial terms from FINOVA for an extension of the loan which would include an increase in the interest rate charges and a renewal fee. As of March 31, 2002, the balance of the FINOVA construction and receivables debt was $13.5 million and $6.8 million, respectively. At December 31, 2001and March 31, 2002, the Teton Club was not in compliance with the FINOVA loan covenant related to minimum net income. Additionally, as of March 31, 2002, the Teton Club was not in compliance with the FINOVA loan covenant related to minimum sales. If such noncompliance is not cured, the notes could become immediately due and payable. The Company has also received another non-binding loan proposal from another financial institution, which it is evaluating. There is no assurance that the Company will be able to close on either the FINOVA loan extension proposal or the non-binding proposal it has received.

     At December 31, 2001 and March 31, 2002, the Company had outstanding $94.5 million of 13% Senior Notes, $11.4 million and $10.0 million outstanding under the FINOVA receivables line of credit that bears interest at 6.75% and 6.5%, respectively, $20.4 million and $21.0 million outstanding under the Textron credit line that bears an average interest of 7.2% and 6.9%, respectively, $8.9 million and $8.7 million outstanding with Resorts Condominium International that bears interest at 7.5% for both periods, $4.5 million and $4.7 million mortgage notes payable that bears interest at an average interest rate of 11.9% and 10.2%, respectively, and $4.7 million and $1.7 million of bank and other debt that at year-end bears interest at an average interest rate of 17.1% and 18.4%, respectively. In addition to such debt, the Company has $6.2 million and $6.3 million of Redeemable Preferred Stock outstanding at December 31, 2001 and March 31, 2002, respectively. The Redeemable Preferred Stock is redeemable at any time before March 3, 2005, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is generally paid monthly on all debt obligations of the Company. At December 31, 2001 and March 31, 2002, the Company had $1.0 million and $4.1 million of accrued and unpaid interest on Senior Notes and $1.2 million and $0.5 million of accrued and unpaid interest on other debt, respectively.

     The Company's borrowing capacities under the Textron notes receivable based credit facilities is $22.4 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $6.0 million under the Textron line of credit at March 31, 2002, were available for borrowing under the credit facility. Additional borrowings under this facility expires May 31, 2002. Additionally, the Company has available $20 million of notes receivable based facility capacity through the Cimarron Project Development, Management and

Sales Agreement. This Cimarron credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement which had approximately, $3.7 million outstanding under this facility at March 31, 2002. Additional borrowings under this facility will terminate in November 2004, unless otherwise extended.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In connection with the Company's August 1997 purchase of its subsidiaries in Mexico, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At March 31, 2002, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit and has incurred losses since its inception. The Company has a revolving credit facility of $22.4 million whose revolving credit period expires May 31, 2002 (see Note 4) and a construction and receivables loan of $20.3 million related to its Teton Club joint venture that matures on June 29, 2002. As discussed in Note 8, the joint venture is currently not in compliance with certain financial covenants as of March 31, 2002. The Company is a co-maker of 25% of this loan. If this noncompliance is not cured, the loan could become immediately due and payable. The Company is in discussion with another lender to replace this joint venture loan. If the loan is not replaced with another loan or the covenant is not cured or waived, the loan could be declared due and payable, which could cause acceleration of the Company's other indebtedness.

     To achieve profitable operations, the Company is dependent on a number of factors, including its ability to increase its Vacation Interval inventory through development projects or through the acquisition of existing resort properties, and to sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to either attract new equity or equity equivalent capital or reduce or restructure its Senior Notes or a combination of the foregoing. The Company has historically been successful in obtaining additional debt and issuing equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company expects that it will obtain sufficient credit capacity or equity capital or complete a debt restructuring or sale of assets or securitization of receivables or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes through 2002. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity or securitize its receivables or otherwise reduce, through acquisition or restructuring, its Senior Notes, there is no assurance that the Company would be able to meet all of its working capital and short-term debt service obligations. The Company's payment of the Senior Notes interest through 2002 is based on available cash, modifying the terms of its current credit agreements and obtaining new credit capacity. The modifications to its credit agreements and negotiation of new credit capacity may involve increasing the allowed amount of Vacation Interval receivables from Mexican obligors or the portion of collateral which can be based on Mexican currency and expanding the Company's overall borrowing limits. The Company is currently evaluating several alternatives for meeting this additional working capital need and is in discussions and negotiations regarding these modifications, new credit capacities and restructurings. However, these discussions and negotiations as well as discussions with new financing sources have not yet resulted in firm commitments that will satisfy the Company's working capital needs through 2002. In order to meet obligations in the long-term, the Company will need to achieve positive net income by reducing its high leverage position, expand and extend its current receivables hypothecation facilities and execute a capital restructuring.

     The Company recently signed a letter of intent with Mego Financial Corp. d/b/a Leisure Industries Corporation ("Leisure") pursuant to which, through a series of transactions, the Company would ultimately become a subsidiary of Leisure. Leisure is a travel and leisure services company, including a developer and operator of vacation ownership resorts, developed and undeveloped real estate properties, and a provider of consumer financing to purchasers of Leisure ownership interests and land parcels. Leisure is headquartered in Las Vegas, Nevada and has properties it operates in Nevada, New Jersey, Colorado, Florida and Hawaii. The first part of the transaction, which is subject to the successful completion of an inspection period, signing of a definitive purchase and sale agreement, and the appropriate approval of both companies is anticipated to be completed by June 2002. In connection therewith, Leisure would provide the Company interim financing to enable it to meet its $6.1 million semi-annual interest payment as of June 1, 2002, and assist the Company in working on restructuring a portion of the Senior Notes that would reduce the amount required for future interest payments. The Company and Leisure are negotiating in earnest and working to satisfy the conditions necessary to complete the transactions, and although the Company believes that it and Leisure will be successful in satisfying the conditions and achieving the contemplated results, there can be no assurance at this time it will be achieved.

     The Company has demonstrated historically that it has been successful in such efforts to secure financing or generate liquidity necessary to service its high leverage. However, should the Company not close the transaction with Leisure or other opportunities it is pursuing or one or more that may arise in the future, the Company's operation could be materially adversely affected. The inherent uncertainty of the transactions the Company is currently pursuing, including the transaction with Leisure, and the conditions required to complete one or more of these transactions in order to provide the liquidity required by the Company, the current absence of firm commitments for additional capital or extensions of revolving credit lines or joint venture debt that matures in June 2002, including the current noncompliance with certain financial covenants related to this joint venture debt and the possible acceleration of this and other debt, raise substantial doubt about the ability of the Company to continue as a going concern.

     The Company is currently subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.  OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    The following is a list of exhibits filed as part of this quarterly report.

 Exhibit No.                          Description
------------                    -----------------------

10.1 -- Side Letter Number 6, dated March 28, 2002, between FINOVA and Raintree Resorts International, Inc.

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


                                      RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date: May 14, 2002                     By:  /s/ George E. Aldrich
                                           ------------------------
                                              George E. Aldrich
                                          Senior Vice President - Finance
                                                and Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                     Description
------------                  -----------------

10.1 + -- FINOVA Amendment No. 3 to Corporate Guarantee and Subordination Agreement, dated November 9, 2000.

+ Filed herein